Form 10-Q
period 2008-06-30
Sloud Inc
filed 2008-09-19
CIK 1391723

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File No 333-141564

SLOUD, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	13-4314229
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Campus Commons Dr.
Suite 100 Reston, VA 20191	20191
(Address of principal executive offices)	(Zip Code)

(703) 766-6526
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES    ☒    NO    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES   ☐     NO   ☒

The number of shares of the Registrant’s common stock outstanding as of July 30, 2008:      19,500,000.

SLOUD, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND SIX MONTHS ENDED June 30, 2008

PART I
FINANCIAL INFORMATION	PAGE

CERTIFICATIONS

Exhibit 31 – Management certification	17-20

Exhibit 32 – Sarbanes-Oxley Act	21-22

SLOUD, INC.
(A Development Stage Company)
BALANCE SHEETS

	For the Six Months Ended June 30, 2008 (unaudited)	December 31, 2007 (audited)
ASSETS
CURRENT ASSETS
Cash in bank	$125	$206

TOTAL ASSETS	$-	$206

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$-	$-
TOTAL LIABILITIES	-	-
Common Stock $0.001 par value, 100,000,000 shares authorized, 19,500,000 shares issued and outstanding	$19 500	$19 500
Additional Paid in Capital	30 565	30 565
Deficit Accumulated During Development Stage	(49 940)	(49 859)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$125	$206

The accompanying notes are an integral part of these statements

SLOUD, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2008	For the Three Months Ended June 30, 2007	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007	From Inception October 10, 2005 through June 30, 2008
REVENUES:
Revenues	$—	$—	$—	$—	$300
Total Revenues	$—	$—	$—	$—	$300

OPERATING EXPENSES:
General and Administrative	$—	$3,816.72	$81	$6,295	$50,240
Net (Loss)	$—	$(3,816.72)	$(81)	$(6,295)	(49,940)
Provision for Income Taxes	- —	—	—	—	—
Basic earnings per share	$—	$—	$—	$—	$—

Weighted Average Number of Common Shares Outstanding	19,500,00	19,500,00	19,500,00	19,500,00

The accompanying notes are an integral part of these statements

SLOUD, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2007	From Inception October 10, 2005 through June 30, 2008
Operating Activities:
Net income (loss)	$(81)	$(6,295)	$(49,940)
Cash used in operations	$(81)	$(6,295)	$(49,940)

Financing Activities:
Issuance of common stock for cash	$—	$—	$50,065

Cash from financing	$—	$—	$50,065

Net increase (decrease) in cash	$(81)	$(6,295)	125
Cash at beginning of the period	$206	$6 606	—

Cash at end of the period	$125	$311	$125

Supplemental Information	$—	$—	$—

The accompanying notes are an integral part of these statements

SLOUD, INC.
(A Development Stage Company)
NOTES TO AUDITED FINANCIAL STATEMENTS
June 30, 2008

NOTE 1.  GENERAL ORGANIZATION AND BUSINESS

Sloud, Inc. (the Company) is a Nevada corporation established on October 10, 2005. It is a company focusing on the research and development of tools to simplify music search, comparison, and composition over the internet. The Company has developed proprietary technology that uses a human voice to efficiently locate and retrieve sound, enabling music search and other audio-related computer services based on actual audio content. Instead of the usual services based on keyboard input (typing of words), the users of the Company's services will sing, whistle, and hum musical sequences into a microphone. The Company's technology converts the sound to music scores and then uses it to search music databases. The Company plans to utilize this technology to operate an audio search engine website which will allow users to efficiently locate a song by singing, whistling, or humming it. Once the song is identified, the website will allow users to then purchase the song online, or buy the CD as well as various other affiliated services associated with the results.

The Company is in the development stage, and has not had any revenues to date. In the Fall of 2005, the Company found a team of Ukrainian programmers who had a software product that demonstrated music recognition technology. In November, 2005 the programmers were hired as contractors and issued stock for their intellectual property. From November, 2005 until March, 2006, the product was refined and repackaged, and in March, 2006 the product known as Query by Humming (QbH) was released. The product cannot be sold or leased to individual users because it has a very small backend music database. The product is being marketed to music stores and technology companies who already have the music database.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The relevant accounting policies and procedures are listed below.

Accounting Basis

The statements were prepared following generally accepted accounting principles of the United States of America consistently applied.  The Company uses a December 31 year end.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Income Taxes

The Company has incurred operating losses of $49,940, which, if utilized, will begin to expire in 2026. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carry forwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets.

NOTE 3.  GOING CONCERN

As the Company is in the development stage, the long-term viability of the Company's business plan is still uncertain. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. Management feels there are adequate outside sources of additional operating capital to continue operations, albeit at possibly reduced levels, for the next several years. At June 30, 2008, the Company has an accumulated deficit of $49,940, working capital of $125, and has earned $300 in revenues since inception.

Losses are expected to continue for the immediate future.  In addition, the Company’s cash flow requirements have been met by the generation of capital through private placements of the Company’s common stock and loans.  Assurance cannot be given that this source of financing will continue to be available to the Company and demand for the Company’s equity instruments will be sufficient to meet its capital needs.  However; the company is in process of following through with its business plan with sufficient capital at present to meet its business plan.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet it’s obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately to generate revenues.

NOTE 4:  RELATED PARTY TRANSACTIONS

The Company’s administrative office and support are provided by entities controlled by one of the Company’s stockholders at no charge.  There is no formal agreement to continue this arrangement.

NOTE 5.  CAPITAL STOCK

The Company has authorized 100,000,000 common shares with a par value of $0.001 per share.  From inception of the Company (October 10, 2005) to June 30, 2008, the Company issued 19,500,000 common shares. 17,500,000 shares were issued in exchange for intellectual property at par; 2,000,000 shares were issued for cash at par value for a total consideration of $32,565.

NOTE 6.  THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent Statement of Financial Accounting Standards (SFAS) 154-159 and their effect on the Company.

Statement No. 154 - Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to a new principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, when practicable.

Statement No. 155 – Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.  SFAS No. 155 amends SFAS No. 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows.  SFAS No. 155 also amends SFAS No. 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument.

Statement No. 156 – Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which provides an approach to simplify efforts to obtain hedge-like (offset) accounting.  This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied.

Statement No. 157 – Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to clarify how to measure fair value and to expand disclosures about fair value measurements.  The expanded disclosures include the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value on earnings and is applicable whenever other standards require (or permit) assets and liabilities to be measured at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

Statement No. 158 - Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, FASB issued Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  SFAS 158 is effective.  An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006.

Statement No. 159 - The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, FASB issued Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

BUSINESS DEVELOPMENT

The company’s core technology is based on conversion of musical and rhythmical sounds into standard musical notation. The company entered into a intellectual property acquisition agreement and acquired its core technology from Dr. Sergey Maruta in exchange for 800,000 shares of the company’s common stock. The acquisition included various audio retrieval technologies that had been under development since 1991. Dr. Maruta and his team of developers joined the management of Sloud, Inc. and have continued with the ongoing development and commercialization of the technology under the Sloud brand name.

We plan on offering a broad range of services based on a concept of audio input from users. Instead of the usual services based on keyboard input (typing of words), the users of our services will sing, whistle, and hum musical sequences into a microphone. Our technology will convert sound to music scores and then use it for searching music databases, and for creating musical performances based on a user’s own singing. The services will be targeted at the conventional music stores, selling CDs, online music digital music retailers, emerging mp3 player/juke boxes - cell phone hybrids, and the market for cell phone ring tones. Additionally the company will operate an audio search engine website. This website will allow users to efficiently locate a song by singing, whistling, or humming it. Our search engine will return results based on a user sample. The site will allow users to then purchase the song online, or buy the CD as well as various other affiliated services associated with their results.

Sloud has been offering music transcription services free of charge to any user during the time period we developed our technology. We believe this has built name recognition while at the same time educating the public that a better music search tool exists. The feedback from users has allowed us to perfect the technology.

At this stage we will be marketing our services through various media outlets in order to receive the necessary support from the public marketplace. While working on the core transcription and search technology, Sloud has begun to sell advertising space on the web site to generate revenues.

Globalization and advances in technology offer significant opportunities for expanding music markets, and entertainment markets in general. We intend to increase our revenues and profitability by capitalizing on these opportunities by implementing the following three strategies:

•	Add New Products and Services - We intend to develop new products as well as product line extensions based on research and development in collaboration with our customers and licensees.

•
License Technology to Third Parties - We intend to leverage our existing capacity and scalable technology and business processes to provide a broad range of services to music stores, online and conventional, cell phone providers, providers of cell-phone related services.

•
Pursue Select Partners and Acquisitions - We plan to supplement our internal growth through the formation of joint ventures, partners and select acquisitions of businesses or technologies that will open the access to our markets or advance our technology. We will seek partners and acquisitions that enable us to enter new markets as well as provide services that we currently do not offer.

PLAN OF OPERATION

Our plan of operations for the next twelve months is to release a initial version of video monitoring solution based on acoustic fingerprinting. The solution allows monitoring of user-generated video content for duplicates and copyright infringement. The application is based on acoustic fingerprinting of audio track extracted from the video. The actual video content is not monitored.

An effort will be extended to market this application to Internet video hosting services. Based on feedback engineering will update the product with new features.

Updated version of UB Composer will be released. UB Composer converts voice or other sound to music scores and can save them as MIDI. The updated version will support RIFF audio format and have updated user interface.

The next version of video monitoring solution will be released. This version is expected to monitor both audio and video components of the video content (as opposed to the first version which monitors just the audio component)

A full version of Music Content Inspector will be released. It will support Windows Vista, have updated user interface and some limitations will be removed, such as a limitation on the number of indexed files.

An effort will be extended to market the video monitoring application to video hosting companies and bit torrent search operators.

If the market for our products is accepted, and the Company generates more orders and revenues, we will require additional employees. Continuous research and development may also be required based on user needs and requirements. In order to achieve these goals, we may require additional capital over the next twelve months. Should additional capital be required, the Company will need to obtain such financing.

RESULTS OF OPERATIONS

Substantial positive and negative fluctuations can occur in our business due to a variety of factors, including variations in the economy, and the abilities to raise capital. As a result, net income and revenues in a particular period may not be representative of full year results and may vary significantly in this early stage of our operations. In addition results of operations, which may fluctuate in the future, may be materially affected by many factors of a national and international nature, including economic and market conditions, currency values, inflation, the availability of capital, the level of volatility of interest rates, the valuation of security positions and investments and legislative and regulatory developments. Our results of operations also may be materially affected by competitive factors and our ability to attract and retain highly skilled individuals.

Revenue for the six months ended June 30, 2008 was $0. We are a development stage company. We were organized in October, 2005 and have not generated revenues to date.

As a result of the above, the net loss for the six months ended June 30, 2008 was $81.

Revenue from Inception October 10, 2005 through June 30, 2008 was $300. The net loss from Inception October 10, 2005 through June 30, 2008 was $49,940.

LIQUIDITY AND CAPITAL RESOURCES

We have a limited operating history. We are currently operating with insufficient working capital, which, among other things has constrained our ability to market our services. As a result, there can be no assurance that we will be successful in our business model.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The critical accounting policies that affect our more significant estimates and assumptions used in the preparation of our financial statements are reviewed and any required adjustments are recorded on a monthly basis.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors. Certain officers and directors of the Company have provided personal guarantees to our various lenders as required for the extension of credit to the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations.  Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties.  Often, one or two individuals control every aspect of the Company’s operation and are in a position to override any system of internal control.  Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of June 30, 2008, our internal control over financial reporting was effective.

(b)  Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company except with threatened litigation in regard to unpaid debt obligations, and one employee claiming unlawful termination. No actions regarding the unpaid debt have been initiated as of this date.   The Company also believes that the wrongful termination suit has no merit.  There are no material proceedings to which any director, officer or affiliate of the Company or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 1A - Risk Factors

We are subject to various risks that may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

We Have A Limited Operating History And Have Losses Which We Expect To Continue In The Future. As A Result, We May Have To Suspend Or Cease Operations.

We were incorporated in October, 2005. Thus, we have little operating history upon which an evaluation of our future success or failure can be made. We have generated minimal revenue since our inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to procure new business and generate revenues.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because our minimum operating expenses continue to exceed our projected revenues. Our failure to generate sufficient revenues in the future may cause us to suspend or cease operations.

The Timing And Amount Of Capital Requirements Are Not Entirely Within Our Control And Cannot Accurately Be Predicted And As A Result, We May Not Be Able To Raise Capital In Time To Satisfy Our Needs.

If we do not increase our revenue significantly we may need to procure additional financing. If capital is required, we may require financing sooner than anticipated. We have no commitments for financing, and we cannot be sure that any financing would be available in a timely manner, on terms acceptable to us, or at all. Further, any equity financing could reduce ownership of existing stockholders and any borrowed money could involve restrictions on future capital raising activities and other financial and operational matters. If we were unable to obtain financing as needed, we could be bankrupt.

We Compete With Numerous Larger Competitors, Many Of Which Are Better Financed And Have A Stronger Presence In The Industry Than Ourselves.

We were established in October, 2005. There can be no assurance that we will ever achieve significant revenues or any profitability. The revenue and income potential of our proposed business and operations is unproven as the lack of operating history makes it difficult to evaluate the future prospects of our business. As many of these firms have significantly stronger name recognition than us, they are in a position to quickly attract clients which are in need of products and services thus adversely impacting our potential pool of clients. Our sales and marketing structure is not proprietary and it would not be difficult for a company to offer similar services. Further, entry into the marketplace by new competitors is relatively easy especially considering their existing presences and their greater resources for financing, advertising and marketing.

Our Common Shares Are Subject To The "Penny Stock" Rules Of The SEC And The Trading Market In Our Securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

that a broker or dealer approve a person's account for transactions in penny stocks; and the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

obtain financial information and investment experience objectives of the person; and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

On November 22, 2005, the Company issued 2,000,000 shares of common stock to certain investors, sold pursuant to a private placement, 2,000,000 shares of common stock at $0.025 per share, pursuant to the private placement. There were no other changes in securities and small business issuer purchase of equity securities during the period ended June 30, 2008.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended June 30, 2008.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 30, 2008	By: /s/ Gene Sokolov
Gene Sokolov
Chairman, President Chief Executive Officer (Principle Executive Officer), Chief Financial Officer