Form 10-Q
period 2008-09-30
Sloud Inc
filed 2008-11-17
CIK 1391723

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]				QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008.

OR

[ ]				TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from N/A to

Commission file number: 333-141564

SLOUD, INC. (Name of small business issuer as specified in its charter)

Nevada (State of Incorporation)				13-4314229 (IRS Employer Identification No.)

1900 Campus Commons Dr., Suite 100 Reston, VA 20191 (Address of principal executive offices)

(703) 766-6526 (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value per share (Title of Class)

          Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes  [X]     No  [  ]

          Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-Accelerated filer	[ ]	Small Business Issuer	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class Common stock, $0.001 par value				Outstanding at October 23, 2008 19,500,000

SLOUD, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND SIX MONTHS ENDED September 30, 2008

<Table of Contents>

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

SLOUD, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30, 2008 (unaudited)	December 31, 2007

ASSETS
CURRENT ASSETS
Cash in bank	$61	$206

TOTAL ASSETS	$61	$206

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$-	$-

TOTAL LIABILITIES	-	-

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value, 100,000,000 shares authorized, 19,500,000 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	19,500	19,500
Additional Paid in Capital	30,565	30,565
Deficit Accumulated During Development Stage	(50,004)	(49,859)

TOTAL STOCKHOLDERS' EQUITY	61	206

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$61	$206

The accompanying notes are an integral part of these statements

<Table of Contents>

SLOUD, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception October 10, 2005 through September 30,

	2008	2007	2008	2007	2008

REVENUES:
Revenues	$100	$-	$100	$-	$400

Total Revenues	100	-	100	-	400

OPERATING EXPENSES:
General and Administrative	164	6,852	245	13,147	50,404

Total Operating Expense	164	6,852	245	13,147	50,404

Net (Loss)	$(64)	$(6,852)	$(145)	$(13,147)	$(50,004)

Provision for Income Taxes	-	-	-	-	-

Basic earnings per share	$-	$-	$-	$-	$-

Weighted Average Number of Common Shares Outstanding	19,500,00	19,500,00	19,500,00	19,500,00

The accompanying notes are an integral part of these statements

<Table of Contents>

SLOUD, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,		From Inception October 10, 2005 through September 30,

	2008	2007	2008

Cash Flows From Operating Activities:
Net income (loss)	$(145)	$(13,147)	$(50,004)
Adjustments to recomcole net loss to net cash provide by (used in) operating activities	-	-	-

Net cash used in operating activities	(145)	(6,497)	(50,004)

Cash Flows From Investing Activities:
Net cash provide by (used in) investing activities	-	-	-

Cash Flows From Financing Activities:
Issuance of common stock for cash	-	-	50,065

Net cash from financing activities	-	-	50,065

Net increase (decrease) in cash	(145)	(6,497)	61

Cash at beginning of the period	206	6,605	-

Cash at end of the period	$61	$108	$61

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for
Interest	$-	$-	$-

Income Tax	$-	$-	$-

The accompanying notes are an integral part of these statements

<Table of Contents>

SLOUD, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
September 30, 2008

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

<Table of Contents>

SLOUD, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
September 30, 2008

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company has incurred operating losses of $50,004, which, if utilized, will begin to expire in 2026. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carry forwards is determined not to be "more likely than not," a valuation allowance is provided to reduce the recorded tax benefits from such assets.

NOTE 3.     GOING CONCERN

As the Company is in the development stage, the long-term viability of the Company's business plan is still uncertain. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. Management feels there are adequate outside sources of additional operating capital to continue operations, albeit at possibly reduced levels, for the next several years. At September 30, 2008, the Company has an accumulated deficit of $50,004, working capital of $61, and has $400 in revenues since inception.

Losses are expected to continue for the immediate future. In addition, the Company's cash flow requirements have been met by the generation of capital through private placements of the Company's common stock and loans. Assurance cannot be given that this source of financing will continue to be available to the Company and demand for the Company's equity instruments will be sufficient to meet its capital needs. However; the company is in process of following through with its business plan with sufficient capital at present to meet its business plan.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet it's obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately to generate revenues.

<Table of Contents>

SLOUD, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
September 30, 2008

NOTE 4.     RELATED PARTY TRANSACTIONS

The Company's administrative office and support are provided by entities controlled by one of the Company's stockholders at no charge.  There is no formal agreement to continue this arrangement.

NOTE 5.  CAPITAL STOCK

The Company has authorized 100,000,000 common shares with a par value of $0.001 per share.  From inception of the Company (October 10, 2005) to September 30, 2008, the Company issued 19,500,000 common shares. 17,500,000 shares were issued in exchange for intellectual property at par; 2,000,000 shares were issued for cash at par value for a total consideration of $32,565.

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

Statement No. 155 - Accounting for Certain Hybrid Financial Instruments

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

Statement No. 156 - Accounting for Servicing of Financial Assets

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

<Table of Contents>

SLOUD, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
September 30, 2008

NOTE 6.     THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

Statement No. 157 - Fair Value Measurements

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

Statement No. 158 - Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, FASB issued Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)."  This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  SFAS 158 is effective.  An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006.

Statement No. 159 - The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, FASB issued Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115."  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments.  SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.

The adoption of these new Statements is not expected to have a material effect on the Company's current financial position, results or operations, or cash flows.

<Table of Contents>

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management's discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

BUSINESS DEVELOPMENT

The company's core technology is based on conversion of musical and rhythmical sounds into standard musical notation. The company entered into a intellectual property acquisition agreement and acquired its core technology from Dr. Sergey Maruta in exchange for 800,000 shares of the company's common stock. The acquisition included various audio retrieval technologies that had been under development since 1991. Dr. Maruta and his team of developers joined the management of Sloud, Inc. and have continued with the ongoing development and commercialization of the technology under the Sloud brand name.

We plan on offering a broad range of services based on a concept of audio input from users. Instead of the usual services based on keyboard input (typing of words), the users of our services will sing, whistle, and hum musical sequences into a microphone. Our technology will convert sound to music scores and then use it for searching music databases, and for creating musical performances based on a user's own singing. The services will be targeted at the conventional music stores, selling CDs, online music digital music retailers, emerging mp3 player/juke boxes - cell phone hybrids, and the market for cell phone ring tones. Additionally the company will operate an audio search engine website. This website will allow users to efficiently locate a song by singing, whistling, or humming it. Our search engine will return results based on a user sample. The site will allow users to then purchase the song online, or buy the CD as well as various other affiliated services associated with their results.

Sloud has been offering music transcription services free of charge to any user during the time period we developed our technology. We believe this has built name recognition while at the same time educating the public that a better music search tool exists. The feedback from users has allowed us to perfect the technology.

At this stage we will be marketing our services through various media outlets in order to receive the necessary support from the public marketplace. While working on the core transcription and search technology, Sloud has begun to sell advertising space on the website to generate revenues.

<Table of Contents>

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

<Table of Contents>

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

Revenue for the nine months ended September 30, 2008 was $100. We are a development stage company. We were organized in October, 2005 and have not generated revenues to date.

As a result of the above, the net loss for the nine months ended September 30, 2008 was $245.

Revenue from Inception October 10, 2005 through September 30, 2008 was $400. The net loss from Inception October 10, 2005 through September 30, 2008 was $50,004.

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

<Table of Contents>

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4.	CONTROLS AND PROCEDURES

          (a)     Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our Chief Executive Officer and Chief Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2008. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2008, our internal control over financial reporting was effective.

          (b)     Changes in Internal Control over Financial Reporting.

During the Quarter ended September 30, 2008, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

<Table of Contents>

PART II - OTHER INFORMATION

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

ITEM 1A.	RISK FACTORS

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

<Table of Contents>

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

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•

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

<Table of Contents>

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

On November 22, 2005, the Company issued 2,000,000 shares of common stock to certain investors, sold pursuant to a private placement, 2,000,000 shares of common stock at $0.025 per share, pursuant to the private placement. There were no other changes in securities and small business issuer purchase of equity securities during the period ended September 30, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2008.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended September 30, 2008.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

<Table of Contents>

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 23, 2008	By: /s/ Gene Sokolov

Gene Sokolov Chairman, President Chief Executive Officer (Principle Executive Officer), Chief Financial Officer

<Table of Contents>