Form 10-Q/A
period 2008-06-30
Sloud Inc
filed 2008-11-24
CIK 1391723

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q/A Amendment 1

(Mark One)
[X]				QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008.

OR

[ ]				TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from N/A to

Commission file number: 333-141564

SLOUD, INC. (Name of small business issuer as specified in its charter)

Nevada (State of Incorporation)				13-4314229 (IRS Employer Identification No.)

2230 George C. Marshall Dr., Suite 1208 Falls Church, VA 22043 (Address of principal executive offices)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-Accelerated filer	[ ]	Small Business Issuer	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class Common stock, $0.001 par value				Outstanding at November 18, 2008 19,500,000

SLOUD, INC.
INDEX TO FORM 10-Q/A FILING
FOR THE THREE AND SIX MONTHS ENDED June 30, 2008

<Table of Contents>

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Chang G. Park, CPA, Ph. D.
t 2667 CAMINO DEL RIO SOUTH PLAZA B t SAN DIEGO t CALIFORNIA 92126-3707 t
t TELEPHONE (858) 722-5953 t FAX (858) 761-0341 t FAX (858) 433-2979
t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Sloud, Inc.

We have reviewed the accompanying balance sheets of Sloud, Inc. (A Development Stage "Company") as of June 30, 2008, and the related statements of operations, and cash flows for the three and six months ended June 30, 2008; and for the period from October 10, 2005 (inception) through June 30, 2008. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Because of the Company's current status and limited operations there is substantial doubt about its ability to continue as a going concern. Management's plans in regard to its current status are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang G. Park__
Chang G. Park, CPA

November 18, 2008
San Diego, California

Member of the California Society of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

<Table of Contents>

SLOUD, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2008 (unaudited)	December 31, 2007

ASSETS
CURRENT ASSETS
Cash in bank	$-	$206

TOTAL ASSETS	$-	$206

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank overdraw	$39	$-

TOTAL LIABILITIES	39	-

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value, 100,000,000 shares authorized, 19,500,000 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	19,500	19,500
Additional Paid in Capital	30,565	30,565
Deficit Accumulated During Development Stage	(50,104)	(49,859)

TOTAL STOCKHOLDERS' EQUITY	(39)	206

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$-	$206

The accompanying notes are an integral part of these statements

<Table of Contents>

SLOUD, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From Inception October 10, 2005 through June 30,

	2008	2007	2008	2007	2008

REVENUES:
Revenues	$-	$-	$-	$-	$300

Total Revenues	-	-	-	-	300

OPERATING EXPENSES:
General and Administrative	164	3,817	245	6,295	50,404

Total Operating Expense	164	3,817	245	6,295	50,404

Net (Loss)	$-	$(3,817)	$(245)	$(6,295)	$(50,004)

Provision for Income Taxes	-	-	-	-	-

Basic earnings per share	$-	$-	$-	$-	$-

Weighted Average Number of Common Shares Outstanding	19,500,000	19,500,000	19,500,000	19,500,000

The accompanying notes are an integral part of these statements

<Table of Contents>

SLOUD, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,		From Inception October 10, 2005 through June 30,

	2008	2007	2008

Cash Flows From Operating Activities:
Net income (loss)	$(245)	$(6,295)	$(50,104)

Net cash used in operating activities	(245)	(6,295)	(50,104)

Cash Flows From Investing Activities:
Net cash provide by (used in) investing activities	-	-	-

Cash Flows From Financing Activities:
Issuance of common stock for cash	-	-	50,065
Bank overdraw increase	39	-	39

Net cash from financing activities	39	-	50,104

Net increase (decrease) in cash	(206)	(6,295)	-

Cash at beginning of the period	206	6,606	-

Cash at end of the period	$-	$311	$-

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for
Interest	$-	$-	$-

Income Tax	$-	$-	$-

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
June 30, 2008

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company has incurred operating losses of $50,104, which, if utilized, will begin to expire in 2026. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carry forwards is determined not to be "more likely than not," a valuation allowance is provided to reduce the recorded tax benefits from such assets.

NOTE 3.     GOING CONCERN

As the Company is in the development stage, the long-term viability of the Company's business plan is still uncertain. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. Management feels there are adequate outside sources of additional operating capital to continue operations, albeit at possibly reduced levels, for the next several years. At June 30, 2008, the Company has an accumulated deficit of $50,104, and has earned $300 in revenues since inception.

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
June 30, 2008

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
June 30, 2008

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

<Table of Contents>

SLOUD, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
June 30, 2008

NOTE 7.     RESTATEMENT

The Company's June 30, 2008 quarters ended financial statements have been restated. The balance sheet has been revised to disclose properly balance of bank balance and the statement of operating has been restated to record the expense occurred during the quarter.

	As of June 30, 2008

	Original	Restated	Difference

BALANCE SHEET
Assets
Cash in bank	$125	$0	$(125)

Total Assets	125	0	(125)

Liability and Stockholders' Equity
Bank overdraw	$0	$39	$39

Total Liability	0	39	39

Common Stock	19,500	19,500	0
Additional Paid in Capital	30,565	30,565	0
Deficit Accumulated During Development Stage	(49,940)	(50,104)	(164)

Total Stockholders' Equity	125	(39)	(164)

Total Liability and Stockholders' Equity	$125	$0	$(125)

	For the three months Ended June 30, 2008

	Original	Restated	Difference

STATEMENT OF OPERATING
Total Revenue	$0	$0	$0

General and Administrative Expense	0	164	164

Net Income (Loss)	$0	$(164)	$(164)

	For the six months Ended June 30, 2008

	Original	Restated	Difference

STATEMENT OF OPERATING
Total Revenue	$0	$0	$0

General and Administrative Expense	81	245	164

Net Income (Loss)	$81	$(245)	$(164)

<Table of Contents>

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The next version of video monitoring solution will be released. This version is expected to monitor both audio and video components of the video content (as opposed to the first version which monitors just the audio component).

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

As a result of the above, the net loss for the six months ended June 30, 2008 was $245.

Revenue from Inception October 10, 2005 through June 30, 2008 was $300. The net loss from Inception October 10, 2005 through June 30, 2008 was $50,104.

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

          (a)     Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management's Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Our management, with the participation of the Chief Executive Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of June 30, 2008, our internal control over financial reporting was effective.

          (b)     Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

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

Date: November 18, 2008	By: /s/ Gene Sokolov

Gene Sokolov Chairman, President Chief Executive Officer (Principle Executive Officer), Chief Financial Officer

<Table of Contents>