Form 10-Q/A
period 2008-09-30
Sloud Inc
filed 2008-11-24
CIK 1391723

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

To the Board of Directors of
Sloud, Inc.

We have reviewed the accompanying balance sheets of Sloud, Inc. (A Development Stage "Company") as of September 30, 2008, and the related statements of operations, and cash flows for the three and nine months ended September 30, 2008; and for the period from October 10, 2005 (inception) through September 30, 2008. These financial statements are the responsibility of the Company's management.

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

November 4, 2008
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

The accompanying notes are an integral part of these statements

<Table of Contents>

SLOUD, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception October 10, 2005 through September 30,

	2008	2007	2008	2007	2008

REVENUES:
Revenues	$100	$-	$100	$-	$400

Total Revenues	100	-	100	-	400

OPERATING EXPENSES:
General and Administrative	-	6,852	245	13,147	50,404

Total Operating Expense	-	6,852	245	13,147	50,404

Net (Loss)	$100	$(6,852)	$(145)	$(13,147)	$(50,004)

Provision for Income Taxes	-	-	-	-	-

Basic earnings per share	$-	$-	$-	$-	$-

Weighted Average Number of Common Shares Outstanding	19,500,00	19,500,00	19,500,00	19,500,00

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

Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q/A, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management's discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

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

As a result of the above, the net loss for the nine months ended September 30, 2008 was $145.

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

Date: November 21, 2008	By: /s/ Gene Sokolov

Gene Sokolov Chairman, President Chief Executive Officer (Principle Executive Officer), Chief Financial Officer

<Table of Contents>