Form 10-K
period 2008-12-31
Sloud Inc
filed 2009-03-24
CIK 1391723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from N/A to N/A .

Commission File No. 333-141564

SLOUD INC. (Exact Name of Registrant as Specified in its Charter)

Nevada (State or other jurisdiction of incorporation or organization)	13-4314229 (I.R.S. Employer Identification No.)

1900 Campus Commons Dr., Suite 100 Reston, VA 20191 (Address of Principal Executive Offices)

Registrant's Telephone Number, including area code: (703) 766-6526

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.001 per Share (Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-Accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of $.0025 the price of the last private placement of common equity: $1,000,000. Solely for purposes of the foregoing calculation, all of the registrant's directors and officers as of December 31, 2008, are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. 19,700,000 issued and outstanding as of March 24, 2009.

DOCUMENTS INCORPORATED BY REFERENCE: None.

SLOUD INC.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
TABLE OF CONTENTS

Forward Looking Statements - Cautionary Language

Certain statements made in these documents and in other written or oral statements made by Sloud, Inc. or on Sloud, Inc's behalf are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). A forward-looking statement is a statement that is not a historical fact and, without limitation, includes any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain words like: "believe", "anticipate", "expect", "estimate", "project", "will", "shall" and other words or phrases with similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, trends in our businesses, prospective products, future performance or financial results. Sloud, Inc. claims the protection afforded by the safe harbor for forward-looking statements provided by the PSLRA. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the results contained in the forward-looking statements. Risks and uncertainties that may cause actual results to vary materially, some of which are described in this filing. The risks included herein are not exhaustive. This annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed with the SEC include additional factors which could impact Sloud, Inc.'s business and financial performance. Moreover, Sloud, Inc. operates in a rapidly changing and competitive environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors. Further, it is not possible to assess the impact of all risk factors on Sloud, Inc's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. In addition, Sloud, Inc. disclaims any obligation to update any forward-looking statements to reflect events or circumstances that occur after the date of the report.

i

<Table of Contents>

PART I

ITEM 1.  BUSINESS

Except for historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future events and the Company's plans and expectations. Actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Form 10-K or incorporated herein by reference, including those set forth in Management's Discussion and Analysis or Plan of Operation.

As used in this annual report, "we", "us", "our", "Sloud, "Company" or "our company" refers to Sloud, Inc.

Description of Business

Sloud, Inc. was incorporated on October 10, 2005 in the state of Nevada (hereinafter "Sloud", "we", "us", or the "Company"). Sloud will provide music search and other audio-related computer services based on the actual audio content, rather than verbal description.

We plan on offering a broad range of services based on a concept of audio input from users. Instead of services based on keyboard input (typing of words), the users of our services will sing, whistle, and hum musical sequences into a microphone. Our technology will convert sound to music scores and then use it for searching music databases, and for creating musical performances based on a user's own singing. The services will be targeted for conventional music retailers, online music digital music retailers, emerging mp3 player/juke boxes - cell phone hybrids, and the market for cell phone ring tones. Additionally the company intends to operate an audio search engine website. This website will allow users to efficiently locate a song by singing, whistling, or humming it. Our search engine will return results based on a user sample. The site will allow users to then purchase the song online, or buy the CD as well as various other affiliated services associated with their results.

The Market

Over the last decade recent enhancements in technologies have allowed people to more efficiently locate or find things in their day to day life. Anything from weather information to online directions is at the tip of the finger of almost every average internet user.

One of the most dominant enhancements to date has been the introduction of search engines. These intelligent technologies allow users to efficiently find any relevant textual requests within seconds. Over the last few years search engines have evolved and introduced various search technologies targeted at different forms of media. The main issue has been that all of these technologies have been based on a textual search. Anything that has related to reading or writing has been efficiently indexed and retrieved by the existing search technologies however what these technologies have not been able to do is efficiently index and retrieve audio.

<Table of Contents>

Competition

To the best of our knowledge, there are two companies that offer music search services based on music content: Shazam Entertainment Ltd. and Script Software Inc. All other reviewed services search music by the title of the composition, artist's name and other similar textual metadata.

These competitors' technology is based on music "fingerprinting" - reducing the music file to a short sequence of bytes ("fingerprint") and then comparing the sequence to a database of known "fingerprints". This technology only works if the given recording is identical to another, pre-indexed recording.

Some peer to peer ("P2P") music swapping networks utilize hashsums(1) based on the content of the music files. The hashsums can be used to verify the integrity of the file and to quickly check if two or more music files are identical. The hashsums do not allow assessing similarity of two music compositions, or even checking if the two compositions are identical if they are recorded in different binary formats.

(1) There is a technique in computer science called "hash function". Hash function is a reproducible method of turning some kind of data, like music or text into a (relatively) small number that may serve as a digital "fingerprint" of the data. That "fingerprint" is called "hash sum".

A number of companies offer software products with core functionality similar to Sloud. While the companies already have working products that allow transcribing waveform recordings into musical scripts, all of them are targeting a completely different market.

The common denominator with most of these companies is that their technologies require the recording to be identical to the audio a user is looking for (a person placing a cell phone near the speaker at a disco).

We believe that we face competition from companies selling similar services, such as those listed above, not because the services are comparable to the services we offer, but because they are competing for available consumer funds in the same marketplace. Unlike other competitors in the market, Sloud's solutions can utilize various audio content, including actual user audio.

Products and Services

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

<Table of Contents>

Typical Revenue Producing Transaction

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

Add new products and services
License technology to third parties
Pursue select partners and acquisitions.

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

Employees and Strategic Advisors

As of the date of this prospectus we have 4 full-time employees. Sloud also utilizes both internal and independent sales forces, as well as a varying number of independent contractors.

Our Offices

Our executive offices are located at 1900 Campus Commons Dr., Suite 100, Reston, VA 20191. Our telephone number is 703-766-6526.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC's Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

<Table of Contents>

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

<Table of Contents>

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

Special Note Regarding Forward-Looking Statements

Except for historical facts, the statements in this prospectus are forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed under the headings "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business." We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in this prospectus and the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov.

<Table of Contents>

We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, or to reflect any events or circumstances after the date of this prospectus or the date of any applicable prospectus supplement. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements made are reasonable, ultimately we may not achieve such plans, fulfill such intentions or meet such expectations.

We have not authorized any dealer, salesperson or other person to give you any information or to make any representations to you, other than those contained or incorporated by reference in this prospectus, in connection with the offer contained in this prospectus and, if given or made, you should not rely on such information or representations as having been authorized by us.

This prospectus has been prepared based on information provided by us and by other sources that we believe are reliable. In addition, this prospectus summarizes certain documents and other information in a manner we believe to be accurate, but we refer you to the actual documents, if any, for a more complete understanding of the documents that we discuss in this prospectus. In making a decision to invest in our common stock, you must rely on your own examination of our company and the terms of the offering and the common stock, including the merits and risks involved.

We are not making any representation to you regarding the legality of an investment in our common stock by you under any legal investment or similar laws or regulations. You should not consider any information in this prospectus to be legal, business, tax or other advice. You should consult your own attorney, business advisor and tax advisor for legal, business and tax advice regarding an investment in the common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES.

The Company leases offices in1900 Campus Commons Dr., Suite 100 Reston, VA 20191.

The Company also maintains the corporate office in Kharkov, Ukraine. The company is not paying for the cost of the office at this point; we keep the office in exchange for technical assistance to other leased offices (administration of network for other companies in a leased facility).

ITEM 3.  LEGAL PROCEEDINGS.

We are not a party to any legal proceedings, there are no known judgments against the Company, nor are there any known actions or suits filed or threatened against it or its officers and directors, in their capacities as such. I am not aware of any disputes involving the Company and the Company has no known claim, actions or inquiries from any federal, state or other government agency. I know of no claims against the Company or any reputed claims against it at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

No matters were submitted to shareholders for the period ended December 31, 2008.

<Table of Contents>

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common shares are not currently quoted on any exchange.

Holders of Our Common Stock

As of the December 31, 2008 Sloud Inc. has 19,700,000 shares of $0.001 par value common stock issued and outstanding held by 42 shareholders of record.

Dividend Policy

Holders of the common stock our entitled to dividends when, as and if declared by our Board of Directors out of funds legally available therefore. We have never declared or paid any cash dividends and currently do not intend to pay cash dividends in the foreseeable future on our shares of common stock. We intend to retain earnings, if any, to finance the development and expansion of our business. Payment of future dividends on our common stock will be subject to the discretion of our Board of Directors and will be contingent on future earnings, if any, our financial condition, capital requirements, general business conditions and other factors. Therefore, there can be no assurance that any dividends on our common stock will ever be paid.

ITEM 6.  SELECTED FINANCIAL DATA.

Not required.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Management's Discussion and Analysis contains various "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10−K, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to "anticipates", "believes", "plans", "expects", "future" and similar statements or expressions, identify forward looking statements. Any forward looking statements herein are subject to certain risks and uncertainties in the Company's business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers and difficulties of hiring or retaining key personnel, all of which may be beyond the control of the Company. The Company's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those set forth therein.

Management's Discussion and Analysis of Consolidated Results of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the consolidated financial statements included herein. In addition, you are urged to read this report in conjunction with the risk factors described herein.

This discussion and analysis of financial position and results of operation is prepared as at December 31, 2008. The consolidated financial statements have been prepared using generally accepted accounting principles in the United States of America and, in the opinion of management, include all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows of the Company.

<Table of Contents>

Plan of Operations

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

Revenue for the year ended December 31, 2008 was $100. We are in a development stage. We were organized in October, 2005 and have not generated revenues to date. The operating expense for the year ended December 31, 2008 was $6,431. The company occurred professional expense $5,350 and general management expense $1,081.

As a result of the above, the net loss for the year ended December 31, 2008 was $6,331

Revenue from Inception October 10, 2005 through December 31, 2008 was $400. The net loss from Inception October 10, 2005 through December 31, 2008 was $56,190.

<Table of Contents>

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements, together with the Report thereon of Chang G. Park, CPA, independent certified public accountants, are included elsewhere in Item 15 as F-1 through F-10.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended December 31, 2008 or any interim period.

We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our two recent fiscal years or any later interim period.

ITEM 9A.  CONTROLS AND PROCEDURES (ITEM 9A(T))

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, May 31, 2008. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

<Table of Contents>

Our principal executive officer and our principal financial officer, are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Management is required to base its assessment of the effectiveness of our internal control over financial reporting on a suitable, recognized control framework, such as the framework developed by the Committee of Sponsoring Organizations (COSO). The COSO framework, published in Internal Control-Integrated Framework, is known as the COSO Report. Our principal executive officer and our principal financial officer, have has chosen the COSO framework on which to base its assessment. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report on Form 10-K.

There were no changes in our internal control over financial reporting that occurred during the last quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Our principal executive officer and our principal financial officer, report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended December 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

<Table of Contents>

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name and, as of September 30, 2007, age and position of each officer and director of our company.

Name	Age	Position

Gene L. Sokolov, P.H.D.	40	Chairman and Chief Executive Officer, Chief Financial Officer
Dr. Sergey Maruta	54	Chief Operating Officer and Director
Valerie Lobaryev, M.S.	50	Chief Technology Officer and Director

Background of Executive Officers, Directors and Significant Employees

Gene L. Sokolov PhD D. - Gene Sokolov is the founder, CEO and Chief Financial Officer of Sloud, Inc. Dr. Sokolov has always been interested in music composition and the combination of music and computers. In 1997 he began the development of a desktop tool that would convert voice into structured computer code. In October 2005 Sloud entered into an agreement with Dr. Sergey Maruta and his team of developers to acquire all of their technologies and ongoing product developments. Dr. Sokolov graduated from Moscow State University in 1991 with a Masters in Physical Chemistry (Cum Laude). In 1996 Dr. Sokolov received his Ph. D. in Physical Chemistry from Stony Brook University in New York.

Dr. Sokolov was issued 15,500,000 shares of Common stock I the company at its inception as founder and for his assignment of interest in the intellectual property rights to this technology.

Dr. Sergey Maruta - Dr. Maruta joined Sloud in the fall of 2005 and became the Chief Operating Officer. Dr. Maruta has been researching the concept of human-compatible audio technologies for over a decade. He has headed the Laboratory of Exclusive Music Technologies since 1995 where he has focused on linguistics, automatic translation, structured data, mechanism of formation of meaning in complex signals, such as music and speech. Dr. Maruta has researched and developed principles of human-compatible musical features for music individual selection and synthesis and has created models for multilevel structuring of information. Dr. Maruta graduated from Khaki Medical School in 1980 with an M.D.degree. From 1986-1989 he was involved in medical treatment of victims of the Chernobyl nuclear disaster. In 1990 he created and headed a Medical research laboratory in Kharkov with a division in Kiev. The laboratory focused on human cardiovascular system and developed equipment for pulse diagnostics.

Valerie Lobaryev, M.S. - Mr. Lobaryev is the CTO of Sloud, Inc. He joined the company in October 2005. Mr. Lobaryev has been researching and developing human-compatible audio technologies at the Laboratory of Exclusive Music Technologies since 1991. He is the head of product development and engineering at Sloud and is the lead developer of the technology that fuels the system. Mr. Lobaryev graduated from the Department of Radio-Physics at Kiev State University with a Masters of Science in Quantum Radio-Physics and electronics in 1980. From 1982 to 1985 he worked as a staff researcher for the Kiev Polytechnic Institute in the field of Magneto-Optical data storage. From 1986-1992 he worked as the Chief of Radio-Physical Research Technology at Vidguk research facility in Kiev. Mr. Lobaryev has headed the development of medical diagnostic equipment and Microwave Resonance Therapy Technology. From 1991 to 2005 Mr. Lobaryev worked for the Laboratory of Exclusive Music Technologies.

<Table of Contents>

Compensation of Directors

We do not pay our Directors any fees in connection with their role as members of our Board. Our Directors are reimbursed for travel and out-of-pocket expenses in connection with attendance at Board meetings. Each board member serves for a one year term until elections are held at each annual meeting.

Audit Committee Financial Expert

The Company does not have an audit committee or a compensation committee of its board of directors. In addition, the Company's board of directors has determined that the Company does not have an audit committee financial expert serving on the board. When the Company develops its operations, it will create an audit and a compensation committee and will seek an audit committee financial expert for its board and audit committee.

Conflicts of Interest

Members of our management are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of our company. Although the officers and directors are engaged in other business activities, we anticipate they will devote an important amount of time to our affairs.

Our officers and directors are now and may in the future become shareholders, officers or directors of other companies, which may be formed for the purpose of engaging in business activities similar to ours. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of us or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. Currently, we do not have a right of first refusal pertaining to opportunities that come to their attention and may relate to our business operations.

Our officers and directors are, so long as they are our officers or directors, subject to the restriction that all opportunities contemplated by our plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that they are affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If we or the companies with which the officers and directors are affiliated both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if we should decline to do so. Except as set forth above, we have not adopted any other conflict of interest policy with respect to such transactions.

Compliance With Section 16(A) Of The Exchange Act 9.A. Directors And Executive Officers, Promoters, And Control Persons:

The Company is aware that all filings of Form 4 and 5 required of Section 16(a) of the Exchange Act of Directors, Officers or holders of 10% of the Company's shares have not been timely and the Company has instituted procedures to ensure compliance in the future.

<Table of Contents>

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth certain information regarding the compensation of our Officers as of December 31, 2008.

Summary Compensation Table

		Annual Compensation		Long-Term Compensation Awards	All Other Compensation*

Name and Principal Position	Year	Salary	Bonus	Securities Underlying Options
Gene L. Sokolov, PhD.	2008	-	-	-	-
	2007	-	-	-	-
	2006	-	-	-	-

Dr. Sergey Maruta	2008	-	-	-	-
	2007	-	-	-	-
	2006	-	-	-	-

Valerie Lobaryev, M.S.	2008	-	-	-	-
	2007	-	-	-	-
	2006	-	-	-	-

Option Grants During Last Fiscal Year

No options have been issued to Officers and/or Directors.

Other

No director or executive officer is involved in any material legal proceeding in which he is suing us or in which he will receive a benefit from the legal proceedings.

Outstanding Equity Awards At Fiscal Year-End Table

None.

Option Exercises And Stock Vested Table

None.

Pension Benefits Table

None.

Nonqualified Deferred Compensation Table

None.

All Other Compensation Table

None.

Perquisites Table

None.

There are no existing or planned option/SAR grants.

<Table of Contents>

Employment Agreements

Royal Equine is not a party to any employment agreements.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 31, 2008 information regarding the beneficial ownership of our common stock by each of the officers and officers. As of December 31, 2008, there were 19,700,000 shares of our common stock outstanding.

Beneficial ownership has been determined in accordance with Rule 13d-3 of the Exchange Act. Generally, a person is deemed to be the beneficial owner of a security if he has the right to acquire voting or investment power within 60 days. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Gene Sokolov, Ph. D.	15,500,000	79.49%
Dr. Sergey Maruta	800,000	4.10%
Valerie Lobaryev	500,000	2.56%

All Officers and Directors as a Group	16,800,000	86.15%

There are no current shareholders, aside from Officers and Directors listed above, that beneficially own more than 5% of our Common Stock as of December 31, 2008.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

General

Our authorized capital stock consists of 100,000,000 shares of common stock, par value $ .01, and no shares of preferred stock.

<Table of Contents>

Common Stock

The shares of our common stock presently outstanding, and any shares of our common stock issues upon exercise of stock options and/or warrants, will be fully paid and non-assessable. Each holder of common stock is entitled to one vote for each share owned on all matters voted upon by shareholders, and a majority vote is required for all actions to be taken by shareholders. In the event we liquidate, dissolve or wind-up our operations, the holders of the common stock are entitled to share equally and ratably in our assets, if any, remaining after the payment of all our debts and liabilities and the liquidation preference of any shares of preferred stock that may then be outstanding. The common stock has no preemptive rights, no cumulative voting rights, and no redemption, sinking fund, or conversion provisions. Since the holders of common stock do not have cumulative voting rights, holders of more than 50% of the outstanding shares can elect all of our Directors, and the holders of the remaining shares by themselves cannot elect any Directors. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, out of funds legally available for such purpose, subject to the dividend and liquidation rights of any preferred stock that may then be outstanding.

Voting Rights

Each holder of Common Stock is entitled to one vote for each share of Common Stock held on all matters submitted to a vote of stockholders.

Dividends

Subject to preferences that may be applicable to any then-outstanding shares of Preferred Stock, if any, and any other restrictions, holders of Common Stock are entitled to receive ratably those dividends, if any, as may be declared from time to time by the Company's board of directors out of legally available funds. The Company and its predecessors have not declared any dividends in the past. Further, the Company does not presently contemplate that there will be any future payment of any dividends on Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company's administrative office and support are provided by entities controlled by one of the Company's stockholders at no charge.  There is no formal agreement to continue this arrangement.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees for services Chang G. Park, CPA provided during fiscal year 2008. And Fees related to services performed by Bartolomey Thomas in 2007 were as follows:

	2008	2007
Audit Fees (1)	2,000	3,500
Audit-Related Fees (2)	0	0
Tax Fees (3)	0	0
All Other Fees (4)	0	0

Total	2,000	3,500

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.
(2)

During 2008, we did not incur fees for assurance services related to the audit of our financial statements and for services in connection with audits of our benefit plans, which services would be reported in this category.

(3)	Tax fees principally included tax advice, tax planning and tax return preparation.
(4)	Other fees related to registration statement reviews and comments.

<Table of Contents>

The Board of Directors has reviewed and discussed with the Company's management and independent registered public accounting firm the audited consolidated financial statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2008 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's consolidated financial statements.

The Board has received and reviewed the written disclosures and the letter from the independent registered public accounting firm required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and has discussed with its auditors its independence from the Company. The Board has considered whether the provision of services other than audit services is compatible with maintaining auditor independence.

Based on the review and discussions referred to above, the Board approved the inclusion of the audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for its 2008 fiscal year for filing with the SEC.

Pre-Approval Policies

The Board's policy is now to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) to be provided by the Company's independent registered public accounting firm; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by the Company to its accountant in the fiscal year when services are provided; (2) were not recognized as non-audit services at the time of the engagement; and (3) are promptly brought to the attention of the Board and approved prior to the completion of the audit.

The Board pre-approved all fees described above.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

3.1	Articles of Incorporation (1)

3.2	By-laws (1)

23.1	Consent of prior auditors(2).

31.1	Rule 1 3a-14(a)/15d- 14(a) Certifications of the Chief Executive Officer and Chief Financial Officer (2)

31.2	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Chief Financial Officer (2)

32.1	Section 1350 Certification of the Chief Executive Officer (2)

32.2	Section 1350 Certification of the Chief Financial Officer (2)

(1)	Filed as an exhibit of the same number on a registration statement on Form SB-2, originally filed on March 23, 2007

(2)	Filed herewith.

<Table of Contents>

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, on the 24th day of March, 2009.

By /s/ Gene Sokolov
____________________________ Gene Sokolov President, CEO, Chief Financial Officer, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

By: /s/Gene Sokolov ________________________ Gene Sokolov	President, Chief Executive Officer, Chief Financial Officer, Director	March 24, 2009

By: /s/ Dr. Sergey Maruta ________________________ Dr. Sergey Maruta	Director	March 24, 2009

By: /s/ Valerie Lobaryev ________________________ Valerie Lobaryev	Director	March 24, 2009

<Table of Contents>

SLOUD INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
DECEMBER 31, 2008

<Table of Contents>

Chang G. Park, CPA, Ph. D.
• 2667 CAMINO DEL RIO SOUTH PLAZA B • SAN DIEGO • CALIFORNIA 92108-3707 •
• TELEPHONE (858) 722-5953 • FAX (858) 761-0341 • FAX (858) 433-2979 •
• E-MAIL changgpark@gmail.com •

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Sloud, Inc.

We have audited the accompanying balance sheets of Sloud, Inc. (A Development Stage "Company") as of December 31, 2008 and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended December 31, 2008, and for the period from October 10, 2005 (inception) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sloud Inc. as of December 31, 2008, and the result of its operations and its cash flows for the years then ended December 31, 2008 and for the period from October 10, 2005 (inception) to December 31, 2008 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Chang Park
____________________
CHANG G. PARK, CPA

March 6, 2009

San Diego, CA. 92108

<Table of Contents>

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Sloud, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Sloud, Inc. (A Development Stage Company) as of the three months ended March 31, 2008 and the years ended December 31, 2007 and 2006, and the related statements of operations, stockholders' equity and cash flows for the three months ended March 31, 2008 and the years ended December 31, 2007 and 2006 and since inception on October 10, 2005 through March 31, 2008. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sloud, Inc. (A Development Stage Company) as of the three months ended March 31, 2008 and the years ended December 31, 2007 and 2006, and the related statements of operations, stockholders' equity and cash flows for the three months ended March 31, 2008 and the years ended December 31, 2007 and 2006 and since inception on October 10, 2005 through March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has an accumulated deficit of $49,940, working capital of $125, and has earned $300 in revenues, which raises substantial doubt about its ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
April 2, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

<Table of Contents>

SLOUD INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2008	December 31, 2007

ASSETS
CURRENT ASSETS
Cash in bank	$1 615	$206

TOTAL ASSETS	$1 615	$206

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$-	$-
Loan payable	2 740	-

TOTAL LIABILITIES	2 740	-

STOCKHOLDER'S EQUITY (DEFICIT)
Common Stock $0.001 par value, 100,000,000 shares authorized, 19,700,000 and 19,500,000 shares issued and outstanding as of December 31, 2008 and December 31, 2007	19 700	19 500
Additional Paid in Capital	35 365	30 565
Deficit Accumulated During Development Stage	(56 190)	(49 859)

TOTAL SHARESHOLDERS' EQUITY (DEFICIT)	(1 125)	206

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1 615	$206

The accompanying notes are an integral part of these financial statements

<Table of Contents>

SLOUD, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	From Inception October 10, 2005 through December 31, 2008

REVENUES:
Revenues	$100	$300	$400

Total Revenues	100	300	400

OPERATING EXPENSES:
General and Administrative	6 431	6 699	56 590

Total Operating Expense	6 431	6 699	56 590

Net (Loss)	$(6 331)	$(6 399)	$(56 190)

Provision for Income Taxes	-	-

Basic earnings per share	$0,00	$0,00

Weighted Average Number of Common Shares Outstanding	2,017,213	19,500,00

The accompanying notes are an integral part of these statements

<Table of Contents>

SLOUD, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception October 10, 2005 to December 31, 2008

	Common Stock	Common Stock Amount	Additional Paid In Capital	During Dev Stage	Stockholders' Equity

Stock issued at $0.001/sh for intellectual property on November 14, 2005	17 500 000	$ 17 500	$ -	$ -	$ 17 500
Stock issued for cash at $0.016
on Nov 22, 2005	2 000 000	2 000	30 565		32 565
Net (loss) Dec 31, 2005				(10 804)	(10 804)

Balance Dec 31, 2005	19 500 000	19 500	30 565	(10 804)	39 261

Net (loss) Dec 31, 2006				(32 656)	(32 656)

Balance Dec 31, 2006	19 500 000	19 500	30 565	(43 460)	6 605

Net (loss) Dec 31, 2007				(6 399)	(6 399)

Balance Dec 31, 2007	19 500 000	19 500	30 565	(49 859)	206

Stock issued for cash at $0.025 on Aug 30, 2008	200 000	200	4 800		5 000
Net (loss) Twelve month ended December 31, 2008				(6 331)	(6 331)

Balance December 31, 2008	19 700 000	$ 19 700	$ 35 363	$ (56 190)	$ (1 125)

The accompanying notes are an integral part of these statements

<Table of Contents>

SLOUD, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	From Inception October 10, 2005 through December 31, 2008

Cash Flows From Operating Activities:
Net income (loss)	$(6 331)	$(6 399)	$(56 190)
Adjustments to reconcile net loss to net cash provide by (used in) operating activities

Net cash used in operating activities	(6 331)	(6 399)	(56 190)

Cash Flows From Investing Activities:

Net cash provide by (used in) investing activities	-	-	-

Cash Flows From Financing Activities:
Loan from to related party	2 740	-	2 740
Issuance of common stock for cash	5 000	-	55 065

Net cash provide by financing activities	7 740	-	57 805

Net increase (decrease) in cash	(1 409)	(6 399)	1 615

Cash at beginning of the year	206	6 605	-

Cash at end of the year	$1 615	$206	$1 615

Supplemental Disclosures of cash flow Information
Cash paid during the year for
Interest	$-	$-	$-

Income tax	$-	$-	$-

The accompanying notes are an integral part of these statements

<Table of Contents>

SLOUD, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2008

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

Income Taxes

The Company has incurred operating losses of $56,190, which, if utilized, will begin to expire in 2026. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carry forwards is determined not to be "more likely than not," a valuation allowance is provided to reduce the recorded tax benefits from such assets.

<Table of Contents>

NOTE 3.  GOING CONCERN

As the Company is in the development stage, the long-term viability of the Company's business plan is still uncertain. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. Management feels there are adequate outside sources of additional operating capital to continue operations, albeit at possibly reduced levels, for the next several years. At December 31, 2008, the Company has an accumulated deficit of $56,190, working capital of $1,615 and has $400 in revenues since inception.

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

NOTE 4:  RELATED PARTY TRANSACTIONS

November 11, 2008 the Company has concluded Personal Loan Agreement with CEO Company Gene Sokolov for period one year on amount $2,740 for administrative purpose. The amount due to the related party is unsecured and non interest-bearing.

The Company's administrative office and support are provided by entities controlled by one of the Company's stockholders at no charge.  There is no formal agreement to continue this arrangement.

NOTE 5.  STOCK TRANSACTIONS

On November 8, 2005 the Company issued a total of 17,500,000 shares of common stock for intellectual property in the amount of $0.001 per share for a total of $17,500.

On November 22, 2005 the Company issued a total of 2,000,000 shares of common stock for cash in the amount of $0.016 per share for a total of $32,565.

On August 30, 2008 the Company issued a total of 200,000 shares of common stock for cash in the amount of $0.025 per share for a total of $5,000.

As of December 31, 2008 the Company had 19,700,000 shares of common stock issued and outstanding.

NOTE 6.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2008:

Common stock, $ 0.001 par value: 100,000,000 shares authorized; 19,700,000 shares issued and outstanding

<Table of Contents>

NOTE 7.  THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent Statement of Financial Accounting Standards (SFAS) 159-163 and their effect on the Company.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

<Table of Contents>