Form 10-Q
period 2009-03-31
Sloud Inc
filed 2009-05-01
CIK 1391723

U.S. Securities and Exchange Commission Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]				QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009.

OR

[ ]				TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from N/A to N/A

Commission file number: 333-141564

SLOUD, INC. (Name of small business issuer as specified in its charter)

Nevada (State of Incorporation)				13-4314229 (IRS Employer Identification No.)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-Accelerated filer	[ ]	Small Business Issuer	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class Common stock, $0.001 par value				Outstanding at May 1, 2009 19,700,000

SLOUD, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE MONTHS ENDED MARCH 31, 2009

<Table of Contents>

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

Chang G. Park, CPA, Ph. D.
t 2667 CAMINO DEL RIO SOUTH PLAZA B t SAN DIEGO t CALIFORNIA 92126-3707 t
t TELEPHONE (858) 722-5953 t FAX (858) 761-0341 t FAX (858) 433-2979
t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Sloud, Inc.

We have reviewed the accompanying balance sheets of Sloud, Inc. (A Development Stage "Company") as of March 31, 2009, and the related statements of operations, and cash flows for the three months ended March 31, 2009; and for the period from October 10, 2005 (inception) through March 31, 2009. These financial statements are the responsibility of the Company's management.

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

April 16, 2009
San Diego, California

Member of the California Society of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

<Table of Contents>

SLOUD, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2009 (unaudited)	December 31, 2008 (unaudited)

ASSETS
CURRENT ASSETS
Cash in bank	$1 615	$1 615

TOTAL ASSETS	$1 615	$1 615

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$4 900	$-
Loan from related party	$2 740	$2 740

TOTAL LIABILITIES	7 640	2 740

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value, 100,000,000 shares authorized, 19,700,000 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	19 700	19 700
Additional Paid in Capital	35 365	35 365
Deficit Accumulated During Development Stage	(61 090)	(56 190)

TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(6 025)	(1 125)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1 615	$1 615

The accompanying notes are an integral part of these statements

<Table of Contents>

SLOUD, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,		From Inception October 10, 2005 through March 31,

	2009	2008	2009

REVENUES:
Revenues	$-	$-	$400

Total Revenues	-	-	400

OPERATING EXPENSES:
General and Administrative	4 900	81	61 490

Total Operating Expense	4 900	81	61 490

Net (Loss)	$(4 900)	$(81)	$(61 090)

Basic earnings per share	$0.00	$0.00

Weighted Average Number of Common Shares Outstanding	19 700 000	19 500 000

The accompanying notes are an integral part of these statements

<Table of Contents>

SLOUD, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,		From Inception October 10, 2005 through March 31,

	2009	2008	2009

Cash Flows From Operating Activities:
Net income (loss)	$(4 900)	$(81)	$(61 090)
Adjustments to reconcile net loss to net cash provide by (used in) operating activities	-	-	-
Accounts payable increase	4 900	-	4 900

Net cash used in operating activities	-	(81)	(56 190)

Cash Flows From Investing Activities:
Net cash provide by (used in) investing activities	-	-	-

Cash Flows From Financing Activities:
Loan from to related party	-	-	2 740
Issuance of common stock for cash	-	-	55 065

Net cash from financing activities	-	-	57 805

Net increase (decrease) in cash	-	(81)	1 615

Cash at beginning of the period	1 615	206	-

Cash at end of the period	$1 615	$125	$1 615

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for
Interest	$-	$-	$-

Income Tax	$-	$-	$-

The accompanying notes are an integral part of these statements

<Table of Contents>

SLOUD, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
March 31, 2009

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
March 31, 2009

NOTE 2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company has incurred operating losses of $ 61,090, which, if utilized, will begin to expire in 2026. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carry forwards is determined not to be "more likely than not," a valuation allowance is provided to reduce the recorded tax benefits from such assets.

Basic Earnings per Share

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective November 30, 2005 (inception).

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

NOTE 3.     GOING CONCERN

As the Company is in the development stage, the long-term viability of the Company's business plan is still uncertain. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. Management feels there are adequate outside sources of additional operating capital to continue operations, albeit at possibly reduced levels, for the next several years. At March 31, 2009, the Company has an accumulated deficit of $61,090, cash in bank of $1,615, and has $400 in revenues since inception.

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
March 31, 2009

NOTE 4.     RELATED PARTY TRANSACTIONS

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

As of March 31, 2009 the Company had 19,700,000 shares of common stock issued and outstanding.

NOTE 6.     THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent Statement of Financial Accounting Standards (SFAS) 160-163 and their effect on the Company.

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

<Table of Contents>

SLOUD, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
March 31, 2009

NOTE 6.     THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company adopted this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

<Table of Contents>

As used in this report, the terms "we", "us", "our", "our company" refer to Sloud, Inc., a Nevada corporation.

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

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled "Risk Factors" in the Company's Annual Report on Form 10-K for the period ended December 31, 2008, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

BUSINESS DEVELOPMENT

Our core technology is based on conversion of musical and rhythmical sounds into standard musical notation. The company entered into a intellectual property acquisition agreement and acquired its core technology from Dr. Sergey Maruta in exchange for 800,000 shares of the company's common stock. The acquisition included various audio retrieval technologies that had been under development since 1991. Dr. Maruta and his team of developers joined our management and have continued with the ongoing development and commercialization of the technology under the Sloud brand name.

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

<Table of Contents>

We have been offering music transcription services free of charge to any user during the time period we developed our technology. We believe this has built name recognition while at the same time educating the public that a better music search tool exists. The feedback from users has allowed us to perfect the technology.

At this stage we will be marketing our services through various media outlets in order to receive the necessary support from the public marketplace. While working on the core transcription and search technology, we began to sell advertising space on the website to generate revenues.

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

If the market for our products is accepted, and we generate more orders and revenues, we will require additional employees. Continuous research and development may also be required based on user needs and requirements. In order to achieve these goals, we may require additional capital over the next twelve months. Should additional capital be required, we will need to obtain such financing.

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

Revenue for the quarter ended March 31, 2009 was $0. We are a development stage company. We were organized in October, 2005 and have not generated revenues to date. The operating expense for the quarter ended March 31, 2009 was $4,900.

As a result of the above, the net loss for the three months ended March 31, 2009 was $4,900.

Revenue from Inception October 10, 2005 through March 31, 2009 was $400. The net loss from Inception October 10, 2005 through March 31, 2009 was $61,090.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors. Certain of our officers and directors have provided personal guarantees to our various lenders as required for the extension of credit to us.

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

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of March 31, 2009. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2009, our internal control over financial reporting was effective.

          (b)     Changes in Internal Control over Financial Reporting.

During the Quarter ended March 31, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
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

<Table of Contents>

As A Public Company We Are Subject To Complex Legal And Accounting Requirements That Will Require Us To Incur Significant Expenses And Will Expose Us To Risk Of Non-Compliance.

As a public company, we are subject to numerous legal and accounting requirements that do not apply to private companies. The cost of compliance with many of these requirements is material, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company. Our relative inexperience with these requirements may increase the cost of compliance and may also increase the risk that we will fail to comply. Failure to comply with these requirements can have numerous adverse consequences including, but not limited to, our inability to file required periodic reports on a timely basis, loss of market confidence, delisting of our securities and/or governmental or private actions against us. We cannot assure you that we will be able to comply with all of these requirements or that the cost of such compliance will not prove to be a substantial competitive disadvantage vis-à-vis our privately held and larger public competitors.

Failure To Achieve And Maintain Effective Internal Controls In Accordance With Section 404 Of The Sarbanes-Oxley Act Could Have A Material Adverse Effect On Our Business And Operating Results.

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop and implement appropriate additional internal controls, processes and reporting procedures. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to prepare assessments regarding internal controls over financial reporting and beginning with this annual report on Form 10-K for our fiscal period ending June 30, 2008. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover "material weaknesses" in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines "significant deficiency" as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

<Table of Contents>

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to complete our assessment of our internal control over financial reporting, to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

The Report Of Our Independent Registered Public Accounting Firm Contains Explanatory Language That Substantial Doubt Exists About Our Ability To Continue As A Going Concern.

The independent auditor's report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. The Company relies on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel, or their failure to work effectively, could have a material adverse effect on our business, financial condition, and results of operations. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

We are a "shell" company and our shares will subject to restrictions on resale.

As we currently have nominal operations and our assets consist of cash, and/or cash equivalents, we will be deemed a "shell company" as defined in Rule 12b-2 of the Securities Exchange Act of 1934.  Accordingly, until we are no longer a "shell company," we will file a Form 10 level disclosure, and continue to be a reporting company pursuant to the Securities Exchange Act of 1934, as amended, and for twelve months, shareholders holding restricted, non-registered shares will not be able to use the exemptions provided under Rule 144 for the resale of their shares of common stock. Preclusion from any prospective investor using the exemptions provided by Rule 144 may be more difficult for us to sell equity securities or equity-related securities in the future to investors that require a shorter period before liquidity or may require us to expend limited funds to register their shares.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

There were no other changes in securities and small business issuer purchase of equity securities during the period ended March 31, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended March 31, 2009.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended March 31, 2009.

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

Date: May 1, 2009	By: /s/ Gene Sokolov

Gene Sokolov Chairman, President, Chief Executive Officer (Principle Executive Officer), Chief Financial Officer

<Table of Contents>