Form 10-Q
period 2009-06-30
Sloud Inc
filed 2009-08-12
CIK 1391723

U.S. Securities and Exchange Commission
Washington, D.C.  20549
___________________
Form 10-Q
____________________

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
For the transition period from N/A to N/A

____________________

Commission File No.  333-141564

____________________

SLOUD, INC.
(Name of small business issuer as specified in its charter)

Nevada	13-4314229
State of Incorporation	IRS Employer Identification No.

1900 Campus Commons Dr., Suite 100 Reston, VA 20191
(Address of principal executive offices)

(703) 766-6526
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes  [X]    No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [  ]    No  [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-Accelerated filer [ ]	Small Business Issuer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [X]    No  [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2009

Common stock, $0.001 par value	19,700,000

SLOUD, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

PART I.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

SLOUD, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30, 2009 (unaudited)	December 31, 2008 (audited)

ASSETS
CURRENT ASSETS
Cash in bank	$215	$1 615

TOTAL ASSETS	$215	$1 615

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable	$2 900	$-
Loan from related party	5 740	2 740

TOTAL LIABILITIES	8 640	2 740

Common Stock $0.001 par value, 100,000,000 shares authorized, 19,700,000 shares issued and outstanding as of June 30, 2009 and December 31, 2008	$19 700	$19 700
Additional Paid in Capital	35 365	35 365
Deficit Accumulated During Development Stage	(63 490)	(56 190)

TOTAL SHARESHOLDERS' EQUITY (DEFICIT)	(8 425)	(1 125)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$215	$1 615

The accompanying notes are an integral part of these statements

SLOUD, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	From Inception October 10, 2005 through June 30, 2009

REVENUES:
Revenues	$-	$-	$-	$-	$400

Total Revenues	-	-	-	-	400

OPERATING EXPENSES:
General and Administrative	2 400	164	7 300	245	63 890

Total Operating Expense	2 400	164	7 300	245	63 890

Net (Loss)	$(2 400)	$(164)	$(7 300)	$(245)	$(63 490)

Basic earnings per share	$0.00	$0.00	$0.00	$0.00

Weighted Average Number of Common Shares Outstanding	19 700 000	19 500 000	19 700 000	19 500 000

The accompanying notes are an integral part of these statements

SLOUD, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Month Ended June 30,2009	For the Six Month Ended June 30,2008	From Inception Oct 10, 2005 Through June 30, 2009

Cash Flows From Operating Activities
Net income (loss)	$-7 300	$-245	$-63 490
Adjustments to reconcile net loss to net cash provide by (used in) operating activities
Accounts payable increase	2 900	-	2 900

Net cash used in operating activities	-4 400	-245	-60 590

Cash Flows From Investing Activities:
Net cash provide by (used in) investing activities	-	-	-

Cash Flows From Financing Activities:
Loan from to related party	3 000	-	5 740
Issuance of common stock for cash	-	-	55 065
Bank overdraw increase	-	39	-

Net cash from financing activities	3 000	39	60 805

Net increase (decrease) in cash	-1 400	-206	215

Cash at beginning of period	1 615	206	-

Cash at end of period	$215	$-	$215

Supplemental Disclosures of cash flow Information
Cash paid during period for
Interest	$-	$-	$-

Income tax	$-	$-	$-

The accompanying notes are an integral part of these statements

SLOUD, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
June 30, 2009

NOTE 1.     GENERAL ORGANIZATION AND BUSINESS

Sloud, Inc. (the "Company") is a Nevada corporation established on October 10, 2005. It is a company focusing on the research and development of tools to simplify music search, comparison, and composition over the internet. The Company has developed proprietary technology that uses a human voice to efficiently locate and retrieve sound, enabling music search and other audio-related computer services based on actual audio content. Instead of the usual services based on keyboard input (typing of words), the users of the Company's services will sing, whistle, and hum musical sequences into a microphone. The Company's technology converts the sound to music scores and then uses it to search music databases. The Company plans to utilize this technology to operate an audio search engine website which will allow users to efficiently locate a song by singing, whistling, or humming it. Once the song is identified, the website will allow users to then purchase the song online, or buy the CD as well as various other affiliated services associated with the results.

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

NOTE 2.     BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months period ended June 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2008.

NOTE 3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Income Taxes

The Company has incurred operating losses of $ 63,490, which, if utilized, will begin to expire in 2026. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

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

NOTE 4.     GOING CONCERN

As the Company is in the development stage, the long-term viability of the Company's business plan is still uncertain. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. Management feels there are adequate outside sources of additional operating capital to continue operations, albeit at possibly reduced levels, for the next several years. At June 30, 2009, the Company has an accumulated deficit of $63,490, cash in bank of $215, and has $400 in revenues since inception.

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

NOTE 5.     RELATED PARTY TRANSACTIONS

On November 11, 2008 the Company has concluded Personal Loan Agreement with CEO Company Gene Sokolov for period one year on amount $2,740 for administrative purpose. The amount due to the related party is unsecured and non interest-bearing.

On May 31, 2009, the Company has concluded a Personal Loan Agreement with CEO. The loan is in the amount of $3,000 over a one-year period, and is for administrative purposes. The amount due to the related party is unsecured and non interest-bearing.

The Company's administrative office and support are provided by entities controlled by one of the Company's stockholders at no charge.  There is no formal agreement to continue this arrangement.

NOTE 6.     CAPITAL STOCK

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

As of June 30, 2009 the Company had 19,700,000 shares of common stock issued and outstanding.

NOTE 7.     THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent Statement of Financial Accounting Standards (SFAS) and their effect on the Company.

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

In June 2009, the Financial Accounting Standards Board issued Statement "FASB" issued Statement No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 168").  SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"), superseding existing FASB, American Institute of Certified Public Accountants ("AICPA"), Emerging Issues Task Force ("EITF"), and related accounting literature.  SFAS No. 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This statement will have an impact on the Company's financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS No. 168. The Company will adopt the use of the Codification for the quarter ending September 30, 2009. The Company is currently evaluating the effect on its financial statement disclosures since all future references to authoritative accounting literature will be references in accordance with the Codification.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events".("SFAS No. 165") This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009. We are currently assessing the impact of the adoption of SFAS 165, if any, on our financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

In this Quarterly Report on Form 10-Q, "Company," "our company," "us," and "our" refer to Sloud, Inc. unless the context requires otherwise.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

BUSINESS DEVELOPMENT

Sloud, Inc. is a Nevada corporation established on October 10, 2005. Our core technology is based on conversion of musical and rhythmical sounds into standard musical notation. We entered into a intellectual property acquisition agreement and acquired our core technology from Dr. Sergey Maruta in exchange for 800,000 shares of the our common stock. The acquisition included various audio retrieval technologies that had been under development since 1991. Dr. Maruta and his team of developers joined our management of. and have continued with the ongoing development and commercialization of the technology under the Sloud brand name.

Our management plans on offering a broad range of services based on a concept of audio input from users. Instead of the usual services based on keyboard input (typing of words), the users of our services will sing, whistle, and hum musical sequences into a microphone. Our technology will convert sound to music scores and then use it for searching music databases, and for creating musical performances based on a user's own singing. The services will be targeted at the conventional music stores, selling CDs, online music digital music retailers, emerging mp3 player/juke boxes - cell phone hybrids, and the market for cell phone ring tones. Additionally the company will operate an audio search engine website. This website will allow users to efficiently locate a song by singing, whistling, or humming it. Our search engine will return results based on a user sample. The site will allow users to then purchase the song online, or buy the CD as well as various other affiliated services associated with their results.

We have been offering music transcription services free of charge to any user during the time period we developed our technology. We believe this has built name recognition while at the same time educating the public that a better music search tool exists. The feedback from users has allowed us to perfect the technology.

At this stage, we intend be marketing our services through various media outlets in order to receive the necessary support from the public marketplace. While working on the core transcription and search technology, Sloud has begun to sell advertising space on the website to generate revenues.

Globalization and advances in technology offer significant opportunities for expanding music markets, and entertainment markets in general. We intend to increase our revenues and profitability by capitalizing on these opportunities by implementing the following three strategies:

●	Add New Products and Services - We intend to develop new products as well as product line extensions based on research and development in collaboration with our customers and licensees.
●

License Technology to Third Parties - We intend to leverage our existing capacity and scalable technology and business processes to provide a broad range of services to music stores, online and conventional, cell phone providers, providers of cell-phone related services.

●

Pursue Select Partners and Acquisitions - We plan to supplement our internal growth through the formation of joint ventures, partners and select acquisitions of businesses or technologies that will open the access to our markets or advance our technology. We will seek partners and acquisitions that enable us to enter new markets as well as provide services that we currently do not offer.

PLAN OF OPERATION

Our plan of operations for the next twelve months is to release an initial version of video monitoring solution based on acoustic fingerprinting. The solution allows monitoring of user-generated video content for duplicates and copyright infringement. The application is based on acoustic fingerprinting of audio track extracted from the video. The actual video content is not monitored.

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

Results of Operations for the three and six month ended June 30, 2009.

Revenue for the three and six months ended June 30, 2009 was $0. We are a development stage company. We were organized in October, 2005 and have not generated revenues to date. Revenue from Inception October 10, 2005 through June 30, 2009 was $400.

Operating Expenses for the three and six month ended June 30, 2009.

We had operating expenses of $2,400 and $7,300 for the three and six month ended June 30, 2009 respectively.

Other Expense from for the three and six month ended June 30, 2009.

We had no other expenses for the three and six month ended June 30, 2009.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4. - CONTROLS AND PROCEDURES

a)   Evaluation of Disclosure Controls and Procedures

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2009. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our internal control over financial reporting was effective.

b)   Changes in Internal Control over Financial Reporting.

During the Quarter ended June 30, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person's account for transactions in penny stocks; and
●	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and
●

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and
●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

On November 22, 2005, the Company issued 2,000,000 shares of common stock to certain investors, sold pursuant to a private placement, 2,000,000 shares of common stock at $0.025 per share, pursuant to the private placement. On August 30, 2008 the Company issued a total of 200,000 shares of common stock for cash in the amount of $0.025 per share for a total of $5,000.

There were no other changes in securities and small business issuer purchase of equity securities during the period ended June 30, 2009.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended June 30, 2009.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended June 30, 2009.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

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

Date: August 12, 2009	By: /s/ Gene Sokolov
Gene Sokolov
Chairman, President, Chief Executive Officer (Principle Executive Officer), Chief Financial Officer