Form 10-Q
period 2009-09-30
Sloud Inc
filed 2009-11-12
CIK 1391723

U.S. Securities and Exchange Commission Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]				Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009.

OR

[ ]				Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
For the transition period from N/A to

Commission file number: 333-141564

SLOUD, INC. (Name of small business issuer as specified in its charter)

Nevada (State of Incorporation)				13-4314229 (IRS Employer Identification No.)

2230 George C. Marshall Dr. Falls Church, VA 22043 (Address of principal executive offices)

(703) 888-6922 (Issuer's telephone number)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]	Non-Accelerated filer	[ ]	Small Business Issuer	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class Common stock, $0.001 par value				Outstanding at November 12, 2009 19,700,000

SLOUD, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

<Table of Contents>

PART 1.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

SLOUD, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30, 2009 (unaudited)	December 31, 2008 (audited)

ASSETS
CURRENT ASSETS
Cash in bank	$215	$1 615

TOTAL ASSETS	$215	$1 615

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1 000	$-
Loan from related party	$9 860	$2 740

TOTAL LIABILITIES	10 860	2 740

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value, 100,000,000 shares authorized, 19,700,000 shares issued and outstanding as of September 30, 2009 and December 31, 2008	19 700	19 700
Additional Paid in Capital	35 365	35 365
Deficit Accumulated During Development Stage	(65 710)	(56 190)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(10 645)	(1 125)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$215	$1 615

The accompanying notes are an integral part of these statements

<Table of Contents>

SLOUD, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception October 10, 2005 through September 30,

	2009	2008	2009	2008	2009

REVENUES:
Revenues	$-	$100	$-	$100	$400

Total Revenues	-	100	-	100	400

OPERATING EXPENSES:
General and Administrative	2 220	164	9 520	245	66 110

Total Operating Expense	2 220	164	9 520	245	66 110

Net (Loss)	$(2 220)	$(64)	$(9 520)	$(145)	$(65 710)

Basic earnings per share	$0.00	$0.00	$0.00	$0.00

Weighted Average Number of Common Shares Outstanding	19 500,00	19 500,00	19 500,00	19 500,00

The accompanying notes are an integral part of these statements

<Table of Contents>

SLOUD, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,		From Inception October 10, 2005 through September 30,

	2009	2008	2009

Cash Flows From Operating Activities:
Net income (loss)	$(9 520)	$(145)	$(65 710)
Adjustments to reconcile net loss to net cash provide by (used in) operating activities
Accounts payable increase	1 000	-	1 000

Net cash used in operating activities	(8 520)	(145)	(64 710)

Cash Flows From Investing Activities:
Net cash provide by (used in) investing activities	-	-	-

Cash Flows From Financing Activities:
Loan from / to related party	7 120	-	9 860
Issuance of common stock for cash	-	-	55 065

Net cash from financing activities	7 120	-	64 925

Net increase (decrease) in cash	(1 400)	(145)	215

Cash at beginning of the period	1 615	206	-

Cash at end of the period	$215	$61	$215

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for
Interest	$-	$-	$-

Income Tax	$-	$-	$-

The accompanying notes are an integral part of these statements

<Table of Contents>

SLOUD, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
September 30, 2009

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

NOTE 2.     BASIS OF PRESENTATION

Interim Financial Statements

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months period ended September 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in our Form 10-K Report for the fiscal year ended December 31, 2008.

<Table of Contents>

SLOUD, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
September 30, 2009

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

Income Taxes

The Company has incurred operating losses of $ 65,710, which, if utilized, will begin to expire in 2026. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

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

Basic net loss per share amounts is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company

<Table of Contents>

SLOUD, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
September 30, 2009

NOTE 4.     GOING CONCERN

As the Company is in the development stage, the long-term viability of the Company's business plan is still uncertain. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. Management feels there are adequate outside sources of additional operating capital to continue operations, albeit at possibly reduced levels, for the next several years. At September 30, 2009, the Company has an accumulated deficit of $65,710, cash in bank of $215, and has $400 in revenues since inception.

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

NOTE 5.     RELATED PARTY TRANSACTIONS

On November 11, 2008 the Company has concluded Personal Loan Agreement with the CEO of the Company, Gene Sokolov, for period one year on amount $2,740 for administrative purpose. The amount due to the related party is unsecured and non interest-bearing.

On May 31, 2009, the Company has concluded a Personal Loan Agreement with the CEO of the Company, Gene Sokolov. The loan is in the amount of $3,000 over a one-year period, and is for administrative purposes. The amount due to the related party is unsecured and non interest-bearing.

The Company's administrative office and support are provided by entities controlled by one of the Company's stockholders at no charge.  There is no formal agreement to continue this arrangement.

As of September 30, 2009, the balance of due to this shareholder is $9,860.

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

As of September 30, 2009 the Company had 19,700,000 shares of common stock issued and outstanding.

<Table of Contents>

SLOUD, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
September 30, 2009

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

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events"("SFAS No. 165"). This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009. We are currently assessing the impact of the adoption of SFAS 165, if any, on our financial position, results of operations or cash flows.

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
September 30, 2009

NOTE 7.     THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

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

In October 2009, FASB issued updates to revenue recognition guidance. These changes provide application guidance on whether multiple deliverables exist, how the deliverables should be separated, and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company has not determined the impact that this update may have on its Consolidated Financial Statements.

In August 2009, FASB issued updates to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. These changes will become effective for the Company's Consolidated Financial Statements for the year ended June 30, 2010. The Company has not determined the impact that this update may have on its Consolidated Financial Statements.

<Table of Contents>

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

Our management plans on offering a broad range of services based on a concept of audio input from users. Instead of the usual services based on keyboard input (typing of words), the users of our services will sing, whistle, and hum musical sequences into a microphone. We believe our technology will convert sound to music scores and then use it for searching music databases, and for creating musical performances based on a user's own singing. The services will be targeted at the conventional music stores, selling CDs, online music digital music retailers, emerging mp3 player/juke boxes - cell phone hybrids, and the market for cell phone ring tones. Additionally, we intend to operate an audio search engine website. This website will allow users to efficiently locate a song by singing, whistling, or humming it. Our search engine will return results based on a user sample. The site will allow users to then purchase the song online, or buy the CD as well as various other affiliated services associated with their results.

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

An effort will be extended to market this application to Internet video hosting services. Based on feedback engineering, our management intends to update the product with new features.

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

If the market for our products is accepted, and we generate more orders and revenues, we will require additional employees. Continuous research and development may also be required based on user needs and requirements. In order to achieve these goals, we may require additional capital over the next twelve months. Should additional capital be required, we will need to obtain such financing and failure to obtain financing will likely have an adverse impact on our business plan.

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

Results of Operations for the three and nine month ended September 30, 2009.

Revenue for the three and nine months ended September 30, 2009 was $0. We are a development stage company. We were organized in October, 2005 and have not generated revenues to date. Revenue from Inception of October 10, 2005 through September 30, 2009 was $400.

Operating Expenses for the three and nine month ended September 30, 2009.

We had operating expenses of $2,220 and $9,520 for the three and nine month ended September 30, 2009 respectively.

Other Expense from for the three and nine month ended September 30, 2009.

We had no other expenses for the three and nine month ended September 30, 2009.

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

<Table of Contents>

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our financial position and results of operations if adopted.

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

<Table of Contents>

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

In October 2009, FASB issued updates to revenue recognition guidance. These changes provide application guidance on whether multiple deliverables exist, how the deliverables should be separated, and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The Company has not determined the impact that this update may have on its Consolidated Financial Statements.

In August 2009, FASB issued updates to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. These changes will become effective for the Company's Consolidated Financial Statements for the year ended June 30, 2010. The Company has not determined the impact that this update may have on its Consolidated Financial Statements.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2009. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our internal control over financial reporting was effective.

(b)     Changes in Internal Control over Financial Reporting.

During the Quarter ended September 30, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are subject to various risks that may materially harm our business, financial condition and results of operations. If any of the events anticipated by the risks described below occur, our results of operations and financial condition could be adversely affected which could result in a decline in the market price of our common stock, causing you to lose all or part of your investment. We have repeated or updated some of the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 ad subsequent quarterly reports on Form 10-Q. If any of these, or previously disclosed risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2007, we will be required to prepare assessments regarding internal controls over financial reporting and beginning with our annual report on Form 10-K for our fiscal period ending December 31, 2008, furnish a report by our management on our internal control over financial reporting. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management is expending significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. There also can be no assurance that our auditors will be able to issue an unqualified opinion on management's assessment of the effectiveness of our internal control over financial reporting. Failure to achieve and maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our stock price.

<Table of Contents>

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

There were no other changes in securities and small business issuer purchase of equity securities during the period ended September 30, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended September 30, 2009.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended September 30, 2009.

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

Date: November 12, 2009	By: /s/ Gene Sokolov

Gene Sokolov Chairman, President Chief Executive Officer (Principle Executive Officer), Chief Financial Officer

<Table of Contents>