Form 10-K
period 2009-12-31
Sloud Inc
filed 2010-03-24
CIK 1391723

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from N/A to N/A .

Commission File No. 333-141564

SLOUD INC. (Exact Name of Registrant as Specified in its Charter)

Nevada (State or other jurisdiction of incorporation or organization)	13-4314229 (I.R.S. Employer Identification No.)

2230 George C Marshall Dr, Falls Church, VA, 22043 (Address of Principal Executive Offices)

Registrant's Telephone Number, including area code: (703) 888-6922

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

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ] No [X]

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
Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price of $.0025 the price of the last private placement of common equity: $1,000,000. Solely for purposes of the foregoing calculation, all of the registrant's directors and officers as of December 31, 2009, are deemed to be affiliates. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes. This determination of affiliate status for this purpose does not reflect a determination that any persons are affiliates for any other purposes.

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date. 19,700,000 issued and outstanding as of March 22, 2010.

DOCUMENTS INCORPORATED BY REFERENCE: None.

SLOUD INC.
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
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

Description of Business

Sloud, Inc. was incorporated on October 10, 2005 in the state of Nevada. Sloud will provide music search and other audio-related computer services based on the actual audio content, rather than verbal description.

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

The Market

Over the last decade recent enhancements in technologies have allowed people to more efficiently locate or find information in their day to day life. Anything from weather information to online directions is at the tip of the finger of almost every average internet user.

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

A number of companies offer software products with core functionality similar to Sloud. While the companies already have working products that allow transcribing waveform recordings into musical scripts, our management believes that all of them are targeting a completely different market.

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

Products and Services

We plan on offering a broad range of services based on a concept of audio input from users. Instead of the usual services based on keyboard input (typing of words), the users of our services will sing, whistle, and hum musical sequences into a microphone. Our technology will convert sound to music scores and then use it for searching music databases, and for creating musical performances based on a user's own singing. Our management intends to target our services to conventional music stores, selling CDs, online music digital music retailers, emerging mp3 player/juke boxes - cell phone hybrids, and the market for cell phone ring tones. Additionally, we intend to develop and operate an audio search engine website. This website will allow users to efficiently locate a song by singing, whistling, or humming it. Our search engine will return results based on a user sample. The site will allow users to then purchase the song online, or buy the CD as well as various other affiliated services associated with their results.

<Table of Contents>

Typical Revenue Producing Transaction

Sloud has been offering music transcription services free of charge to any user during the time period we developed our technology. We believe this has built name recognition while at the same time educating the public that a better music search tool exists. The feedback from users has allowed us to perfect the technology.

At this stage, we started marketing our services through various media outlets in order to receive the necessary support from the public marketplace. While working on the core transcription and search technology, Sloud has begun to offer advertising space on the web site to generate revenues but has recognized no recvenues to date.

Globalization and advances in technology offer significant opportunities for expanding music markets, and entertainment markets in general. We intend to increase our revenues and profitability by capitalizing on these opportunities by implementing the following three strategies:

     •    Add new products and services
     •    License technology to third parties
     •    Pursue select partners and acquisitions.

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

Our Offices

Our executive offices are located at 2230 George C Marshall Dr, Falls Church, VA, 22043. Our telephone number is (703) 888-69-22.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a person's account for transactions in penny stocks; and the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

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

Because We Are Quoted On The OTCBB Instead Of An Exchange Or National Quotation System, Our Investors May Have More Difficulty Selling Their Stock Or Experience Negative Volatility On The Market Price Of Our Stock.

Our common stock is traded on the OTCBB. The OTCBB is often highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks. There is a greater chance of volatility for securities that trade on the OTCBB as compared to a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions. Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities. These fluctuations, when they occur, have a negative effect on the market price for our securities. Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to prepare assessments regarding internal controls over financial reporting and beginning with this annual report on Form 10-K for our fiscal period ending December 31, 2009. We have begun the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities.

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

The independent auditor's report on our financial statements contains explanatory language that substantial doubt exists about our ability to continue as a going concern. The report states that we depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel, or their failure to work effectively, could have a material adverse effect on our business, financial condition, and results of operations. If we are unable to obtain sufficient financing in the near term or achieve profitability, then we would, in all likelihood, experience severe liquidity problems and may have to curtail our operations. If we curtail our operations, we may be placed into bankruptcy or undergo liquidation, the result of which will adversely affect the value of our common shares.

The Price At Which You Purchase Our Common Shares May Not Be Indicative Of The Price That Will Prevail In The Trading Market. You May Be Unable To Sell Your Common Shares At Or Above Your Purchase Price, Which May Result In Substantial Losses To You. The Market Price For Our Common Shares Is Particularly Volatile Given Our Status As A Relatively Unknown Company With A Small And Thinly Traded Public Float, Limited Operating History And Lack Of Profits Which Could Lead To Wide Fluctuations In Our Share Price.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Volatility In Our Common Share Price May Subject Us To Securities Litigation, Thereby Diverting Our Resources That May Have A Material Effect On Our Profitability And Results Of Operations.

As discussed in the preceding risk factors, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES.

The Company leases offices in 2230 George C Marshall Dr, Falls Church, VA, 22043. Our telephone number is (703) 888-69-22.

The Company also maintains the corporate office in Kharkov, Ukraine.

We are paying for the cost of either office at this point; we keep the office in exchange for technical assistance to other leased offices (administration of network for other companies in a leased facility).

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

ITEM 4.  RESERVED.

<Table of Contents>

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company's common stock is listed in the over-the-counter market as reported by the NASD's OTC Bulletin Board under the symbol SLOU.OB. While the Company's common stock has been listed for trading, there have been no trades to report of the date of this report.

Holders of Our Common Stock

As of the December 31, 2009 Sloud Inc. has 19,700,000 shares of $0.001 par value common stock issued and outstanding held by 42 shareholders of record.

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

Management's Discussion and Analysis of Results of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the financial statements included herein. In addition, you are urged to read this report in conjunction with the risk factors described herein.

This discussion and analysis of financial position and results of operation is prepared as at December 31, 2009. The financial statements have been prepared using generally accepted accounting principles in the United States of America and, in the opinion of management, include all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows of the Company.

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

Revenue for the year ended December 31, 2009 was $0. We are in a development stage. We were organized in October 10, 2005 and have not generated revenues to date.

For the year ended December 31, 2009, we recorded a net loss of $11,780. We incurred operating expense of $11,780 and these expenses consisted of General and Administrative expenses.

For the period from October 10, 2005 to December 31, 2009, we recorded a net loss of $67,970. We incurred operating expense of $68,370 and these expenses consisted of General and Administrative.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with any of our accountants for the year ended December 31, 2009 or any interim period.

We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our two recent fiscal years or any later interim period.

ITEM 9A.  CONTROLS AND PROCEDURES (ITEM 9A(T))

Our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, December 31, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Evaluation of Sloud's disclosure controls and procedures

We maintain a system of internal accounting controls designed to provide reasonable assurance that transactions are properly recorded and summarized so that reliable financial records and reports can be prepared and assets safeguarded. In addition, a system of disclosure controls is maintained to ensure that information required to be disclosed is recorded, processed, summarized and reported in a timely manner to management responsible for the preparation and reporting of our financial information.

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of our "disclosure controls and procedures." This evaluation was conducted under the supervision and with the participation of management, including our chief executive officer ("CEO") and chief financial officer ("CFO"). Based on the evaluation of disclosure controls and procedures, our CEO and CFO have concluded that the disclosure controls and procedures were effective, as of December 31, 2009, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 have been accumulated and communicated to management, including our CEO and CFO, and other persons responsible for preparing these reports to allow timely decisions regarding required disclosure and that it is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Management's report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. In order to evaluate the effectiveness of internal control over financial reporting, management has conducted an assessment, including testing, using the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Telephone's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our assessment, under the criteria established in Internal Control - Integrated Framework, issued by the COSO, management has concluded that Teliphone maintained effective internal control over financial reporting as of December 31, 2009.

This annual report does not include an attestation report of our independent registered public accounting firm over management's assessment regarding internal control over financial controls due to a transition period established by rules of the SEC for non-accelerated filers.

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

Changes in Internal Control Over Financial Reporting

During the fiscal year ended December 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

<Table of Contents>

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name and, as of December 31, 2009, age and position of each officer and director of our company.

Name	Age	Position

Gene L. Sokolov, P.H.D.	41	Chairman and Chief Executive Officer, Chief Financial Officer
Dr. Sergey Maruta	55	Chief Operating Officer and Director
Valerie Lobaryev, M.S.	51	Chief Technology Officer and Director
Paul Rozenberg	41	Director

Directors of the Company hold their offices until the next annual meeting of the Company's shareholders until their successors have been duly elected and qualified or until their earlier resignation, removal of office or death.

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

Paul Rozenberg - Mr. Rozenberg is a director of Sloud. He was appointed in December 2009. Mr. Rozenberg has extensive experience in the field of IT technology and finance. He was one of the first IT managers who helped Western Companies save money by outsourcing their business and finding operating efficiencies in Eastern Europe. Since 2005 he has acted as an independent consultant and has been facilitating Joint Ventures between eastern european companies and western companies and consulting for startup companies in the former Soviet Union with respect to capital raising and business plan execution.

<Table of Contents>

Compensation of Directors

We do not pay our Directors any fees in connection with their role as members of our Board. Our Directors are reimbursed for travel and out-of-pocket expenses in connection with attendance at Board meetings. Each board member serves for a one year term until elections are held at each annual meeting.

Involvement in Certain Legal Proceedings

To the best of the Company's knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the commodities futures trading commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

Compliance With Section 16(a) Of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and persons who own more than 10% of a registered class of the Company's equity securities to file certain reports with the SEC regarding ownership of, and transactions in, the Company's securities. Such officers, directors and 10% shareholders are also required by the SEC to furnish the Company with all Section 16(a) forms that they filed.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Form 3 (Initial Statement of Beneficial Ownership), Form 4 (Statement of Changes of Beneficial Ownership of Securities) and Form 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they filed.

The Company is aware that all filings of Form 4 and 5 required of Section 16(a) of the Exchange Act of Directors, Officers or holders of 10% of the Company's shares have not been timely (specifically and limited to our directors) and the Company has instituted procedures to ensure compliance in the future.

<Table of Contents>

ITEM 11.  EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth certain information regarding the compensation of our Officers as of December 31, 2009.

Summary Compensation Table

		Annual Compensation		Long-Term Compensation Awards	All Other Compensation*

Name and Principal Position	Year	Salary	Bonus	Securities Underlying Options
Gene L. Sokolov, PhD.	2009	-	-	-	-
	2008	-	-	-	-
	2007	-	-	-	-

Dr. Sergey Maruta	2009	-	-	-	-
	2008	-	-	-	-
	2007	-	-	-	-

Valerie Lobaryev, M.S.	2009	-	-	-	-
	2008	-	-	-	-
	2007	-	-	-	-

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

<Table of Contents>

Employment Agreements

Sloud is not a party to any employment agreements.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 31, 2009 information regarding the beneficial ownership of our common stock by each of the officers and officers. As of December 31, 2009, there were 19,700,000 shares of our common stock outstanding.

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

There are no current shareholders, aside from Officers and Directors listed above, that beneficially own more than 5% of our Common Stock as of December 31, 2009.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees for services Chang G. Park, CPA provided during fiscal year 2009 and 2008:

	2009	2008

Audit Fees (1)	6,000	2,000
Audit-Related Fees (2)	0	0
Tax Fees (3)	0	0
All Other Fees (4)	0	0

Total	6,000	2,000

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.
(2)

During 2009, we did not incur fees for assurance services related to the audit of our financial statements and for services in connection with audits of our benefit plans, which services would be reported in this category.

(3)	Tax fees principally included tax advice, tax planning and tax return preparation.
(4)	Other fees related to registration statement reviews and comments.

<Table of Contents>

The Board of Directors has reviewed and discussed with the Company's management and independent registered public accounting firm the audited financial statements of the Company contained in the Company's Annual Report on Form 10-K for the Company's 2009 fiscal year. The Board has also discussed with the auditors the matters required to be discussed pursuant to SAS No. 61 (Codification of Statements on Auditing Standards, AU Section 380), which includes, among other items, matters related to the conduct of the audit of the Company's financial statements.

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

Based on the review and discussions referred to above, the Board approved the inclusion of the audited financial statements be included in the Company's Annual Report on Form 10-K for its 2009 fiscal year for filing with the Securities and Exchange Commission.

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

<Table of Contents>

SIGNATURES

In accordance with the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements of filing on Form 10-K and authorized this registration statement to be signed on its behalf by the undersigned, on the 23rd day of March, 2010.

By /s/ Gene Sokolov
Gene Sokolov President, CEO, Chief Financial Officer, Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

By: /s/Gene Sokolov Gene Sokolov	President, Chief Executive Officer, Chief Financial Officer, Director	March 23, 2010

By: /s/ Dr. Sergey Maruta Dr. Sergey Maruta	Director	March 23, 2010

By: /s/ Valerie Lobaryev Valerie Lobaryev	Director	March 23, 2010

By: /s/ Paul Rozenberg Paul Rozenberg	Director	March 23, 2010

<Table of Contents>

SLOUD INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
DECEMBER 31, 2009

<Table of Contents>

Chang G. Park, CPA, Ph. D.
t 2667 CAMINO DEL RIO SOUTH PLAZA B t SAN DIEGO t CALIFORNIA 92108-3707t
t TELEPHONE (858) 722-5953 t FAX (858) 761-0341 t FAX (858) 433-2979
t E-MAIL changgpark@gmail.com t

To the Board of Directors and Stockholders
Sloud, Inc.

We have audited the accompanying balance sheets of Sloud, Inc. (A Development Stage "Company") as of December 31, 2009 and 2008 and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended December 31, 2009 and 2008, and for the period from October 10, 2005 (inception) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sloud Inc. as of December 31, 2009 and 2008, and the result of its operations and its cash flows for the years then ended December 31, 2009 and 2008 and for the period from October 10, 2005 (inception) to December 31, 2009 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Chang Park
CHANG G. PARK, CPA

March 23, 2010
San Diego, CA. 92108

Member of the California Society of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

<Table of Contents>

SLOUD INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31, 2009	December 31, 2008

ASSETS
CURRENT ASSETS
Cash in bank	$215	$1 615

TOTAL ASSETS	$215	$1 615

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$3 260	$-
Loan payable	9 860	2 740

TOTAL LIABILITIES	13 120	2 740

STOCKHOLDER'S EQUITY (DEFICIT)
Common Stock $0.001 par value, 100,000,000 shares authorized, 19,700,000 shares issued and outstanding as of December 31, 2009 and December 31, 2008	19 700	19 700
Additional Paid in Capital	35 365	35 365
Deficit Accumulated During Development Stage	(67 970)	(56 190)

TOTAL SHARESHOLDERS' EQUITY (DEFICIT)	(12 905)	(1 125)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$215	$1 615

The accompanying notes are an integral part of these financial statements

<Table of Contents>

SLOUD, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	From Inception October 10, 2005 through December 31, 2009

REVENUES:
Revenues	$-	$100	$400

Total Revenues	-	100	400

OPERATING EXPENSES:
General and Administrative	11 780	6 431	68 370

Total Operating Expense	11 780	6 431	68 370

Net (Loss)	$(11 780)	$(6 331)	$(67 970)

Provision for Income Taxes	-	-

Basic earnings per share	$0.00	$0.00

Weighted Average Number of Common Shares Outstanding	19,700,000	19,567,213

The accompanying notes are an integral part of these statements

<Table of Contents>

SLOUD, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From inception October 10, 2005 to December 31, 2009

	Common Stock	Common Stock Amount	Additional Paid In Capital	During Dev Stage	Stockholders' Equity

Stock issued at $0.001/sh for intellectual property on November 14, 2005	17 500 000	$ 17 500	$ -	$ -	$ 17 500
Stock issued for cash at $0.016
on Nov 22, 2005	2 000 000	2 000	30 565		32 565
Net (loss) Dec 31, 2005				(10 804)	(10 804)

Balance Dec 31, 2005	19 500 000	19 500	30 565	(10 804)	39 261

Net (loss) Dec 31, 2006				(32 656)	(32 656)

Balance Dec 31, 2006	19 500 000	19 500	30 565	(43 460)	6 605

Net (loss) Dec 31, 2007				(6 399)	(6 399)

Balance Dec 31, 2007	19 500 000	19 500	30 565	(49 859)	206

Stock issued for cash at $0.025 on Aug 30, 2008	200 000	200	4 800		5 000
Net (loss) Twelve month ended December 31, 2008				(6 331)	(6 331)

Balance December 31, 2008	19 700 000	$ 19 700	$ 35 365	$ (56 190)	$ (1 125)

Net (loss) Twelve month ended December 31, 2009				(11 780)	(11 780)

Balance December 31, 2009	19 700 000	$ 19 700	$ 35 365	$ (67 970)	$ (12 905)

The accompanying notes are an integral part of these statements

<Table of Contents>

SLOUD, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	From Inception October 10, 2005 through December 31, 2009

Cash Flows From Operating Activities:
Net income (loss)	$(11 780)	$(6 331)	$(67 970)
Adjustments to reconcile net loss to net cash provide by (used in) operating activities

Accounts payable increase (decrease)	3 260	-	3 260
Net cash used in operating activities	(8 520)	(6 331)	(64 710)

Cash Flows From Investing Activities:

Net cash provide by (used in) investing activities	-	-	-

Cash Flows From Financing Activities:
Loan from to related party	7 120	2 740	9 860
Issuance of common stock for cash	-	5 000	55 065

Net cash provide by financing activities	7 120	7 740	64 925

Net increase (decrease) in cash	(1 400)	1 409	215

Cash at beginning of the year	1 615	206	-

Cash at end of the year	$215	$1 615	$215

Supplemental Disclosures of cash flow Information
Cash paid during the year for
Interest	$-	$-	$-

Income tax	$-	$-	$-

The accompanying notes are an integral part of these statements

<Table of Contents>

SLOUD, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009

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

Income Taxes

The Company has incurred operating losses of $67,970, which, if utilized, will begin to expire in 2026. Future tax benefits, which may arise as a result of these losses, have not been recognized in these financial statements, and have been off set by a valuation allowance.

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carry forwards is determined not to be "more likely than not," a valuation allowance is provided to reduce the recorded tax benefits from such assets.

F - 6

<Table of Contents>

NOTE 3.  GOING CONCERN

As the Company is in the development stage, the long-term viability of the Company's business plan is still uncertain. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. Management feels there are adequate outside sources of additional operating capital to continue operations, albeit at possibly reduced levels, for the next several years. At December 31, 2009, the Company has an accumulated deficit of $67,970, working capital of $215 and has $400 in revenues since inception.

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

NOTE 4:  RELATED PARTY TRANSACTIONS

As of December 31, 2009, the Company has concluded a Personal Loan Agreement its CEO. The loan is in the amount of $9,860 and is for administrative purposes. The amount due to the related party is unsecured and non interest-bearing.

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

As of December 31, 2009 the Company had 19,700,000 shares of common stock issued and outstanding.

NOTE 6.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2009:

Common stock, $ 0.001 par value: 100,000,000 shares authorized; 19,700,000 shares issued and outstanding

F - 6

<Table of Contents>

NOTE 7.  THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 ("ASU 2009-13") "Revenue Recognition (ASC 605), Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force ("EITF"). This ASU provides amendments to the criteria in FASB ASC 605-25 for separating consideration in multiple-deliverable arrangements. ASU 2009-13 changes existing rules regarding recognition of revenue in multiple deliverable arrangements and expands ongoing disclosures about the significant judgments used in applying its guidance. It will be effective for revenue arrangements entered into or materially modified in the fiscal year beginning on or after June 15, 2010. Early adoption is permitted on a prospective or retrospective basis. The adoption of FASB ASC 2009-13 will not have a material impact on our financial statements.

In June 2009, the FASB issued FASB ASC 820-10, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." This ASC provides additional guidance for estimating fair value in accordance with FASB ASC 820-10, when the volume and level of activity for the asset or liability have significantly decreased. This ASC also includes guidance on identifying circumstances that indicate a transaction is not orderly. This ASC is effective for interim and annual reporting periods that ended after June 15, 2009. The ASC does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this ASC requires comparative disclosures only for periods ending after initial adoption. The adoption of FASB ASC 820-10 did not have a material impact on our financial statements.

On July 1, 2009, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

In May 2008, the FASB affirmed the consensus of FASB ASC 470-20, "Debt with Conversion and other Options (Including Partial Cash Settlement)," which applies to all convertible debt instruments that have a net settlement feature; which means that such convertible debt instruments, by their terms, may be settled either wholly or partially in cash upon conversion. FASB ASC 470-20 requires issuers of convertible debt instruments that may be settled wholly or partially in cash upon conversion to separately account for the liability and equity components in a manner reflective of the issuer's nonconvertible debt borrowing rate. Previous guidance provided for accounting for this type of convertible debt instrument entirely as debt. FASB ASC 470-20 was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of FASB ASC 470-20 did not have an impact on our financial statements.

In April 2008, the FASB issued FASB ASC 350-30, "General Intangibles Other than Goodwill." FASB ASC 350-30 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB ASC 350-30, "General Intangibles Other than Goodwill." This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations after their acquisitions. FASB ASC 350-30 was effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Since this guidance applied prospectively, on adoption, there was no impact to our financial statements.

In February 2008, the FASB amended FASB ASC 820, which delayed the effective date of FASB ASC 820 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. The full adoption of FASB ASC 820 did not have a material impact on our financial position, results of operations or cash flows.

NOTE 8.  SUBSEQUENT EVENT

The Company has evaluated subsequent events through March 23, 2010, the date which the financial statements were available to be issued. The Company has determined that there were no such events that warrant disclosure or recognition in the financial statements. CPA audit report date is March 23, 2010.

<Table of Contents>

Report of Independent Registered Public Accounting Firm